Form 10-Q
period 1995-08-31
HARVEYS CASINO RESORTS
filed 1996-07-15
CIK 914022

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May  31, 1996
                         or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 1-2802


                                HARVEYS CASINO RESORTS
                (Exact Name of Registrant as Specified in its Charter)


          Nevada                                88-0066882
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             identification No.)

     Highway 50 & Stateline Avenue
                  P.O. Box 128
           Lake Tahoe, Nevada                       89449
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (702) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On July 10, 1996 the registrant had outstanding 9,807,384 shares of its $.01 par value, common stock.

                                HARVEYS CASINO RESORTS
                                        INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NO.

 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets,
          May 31, 1996 (Unaudited) and
          November 30, 1995                                      3

          Condensed Consolidated Statements of
          Operations (Unaudited) For the Three Months
          and Six Months Ended May 31, 1996 and 1995             4

          Condensed Consolidated Statements of Cash
          Flows (Unaudited) For the Six Months
          Ended May 31, 1996 and 1995                            5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation           13

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                      22

 Item 2.  Changes in Securities                                  22

 Item 3.  Defaults Upon Senior Securities                        22

 Item 4.  Submission of Matters to a Vote of Security Holders    22

 Item 5.  Other Information                                      22

 Item 6.  Exhibits and Reports on Form 8-K                       22

SIGNATURES                                                       23

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in the notes to condensed consolidated financial statements and in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations'. Actual results could differ materially from those projected in the forward-looking statements.

                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                  HARVEYS CASINO RESORTS
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             ( Dollars in thousands, except per share amounts)

                         ASSETS                   May 31,           November 30,
                                                   1996              1995
                                                  -------           -------
                                                 (Unaudited)
Current assets
Cash and cash equivalents                         $  23,869         $  10,493
Accounts and notes receivable, net                    4,956             7,740
Prepaid expenses                                      3,214             5,381
Other current assets                                  7,549             7,260
                                                  ---------        ----------
 Total current assets                                39,588            30,874

Notes receivable-related party                        1,924             2,065
Notes receivable - other                              2,797             2,797

Property and equipment
 net of accumulated depreciation
 of $106,351 and $100,934 at
 May and November, respectively)                    305,630           250,777

Other assets                                         18,371            12,993

Investment in unconsolidated affiliate               14,548            13,738
                                                  ----------        -----------
 Total assets                                     $ 382,858         $ 313,244
                                                  ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt
 including $3,967 of related party
 debt at November 30,1995)                        $   2,658         $   6,467
 Accounts and contracts payable                      14,783             4,676
 Accrued expenses                                    15,962            13,015
                                                  ----------       ----------
 Total current liabilities                           33,403            24,158

Long-term debt, net of current portion
(including $7,935 of  related party debt at
   November 30,1995)                                179,110           126,676
Deferred income taxes                                15,277            15,895
Minority interest in subsidiary                           -             1,758
Other liabilities                                    13,744            12,456
                                                  -----------      ----------
 Total liabilities                                  241,534           180,943
                                                  -----------      ----------
Stockholders' equity
 Preferred stock, $.01 par value; 5,000,000
  shares authorized; none  issued Common stock,
  $.01 par value;  30,000,000 shares authorized;
  shares issued 9,813,489 (May)
  and 9,402,657 (November)                               98                94
 Additional paid-in capital                          38,586            31,524
 Retained earnings                                  103,723           102,064
 Treasury stock, at cost; 9,204 shares
   (May)and 5,350 shares (November)                    (137)              (80)
 Net unrealized loss on securities
   available for sale                                  (184)             (104)
 Deferred compensation                                 (762)           (1,197)
                                                  ----------       ----------
 Total stockholders' equity                         141,324           132,301
                                                  ----------       ----------

Total liabilities and stockholders' equity       $  382,858       $   313,244
                                                  ==========       ==========

The accompanying notes are an integral part of these statements.

                                              HARVEYS CASINO RESORTS
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts)
                                                    (Unaudited)

                                                 Three Months                    Six Months
                                                 Ended May 31,                   Ended May 31,

                                                  1996         1995            1996         1995
                                               --------       --------        --------     --------

Revenues
Casino                                       $  45,339      $  28,651      $  82,274      $  55,477
Lodging                                          6,195          5,665         12,259         11,391
Food and beverage                                9,016          8,003         17,445         15,868
Other                                            1,417          1,475          2,959          3,008
Management fees and joint venture                1,508            374          2,568            371
  Less: Casino promotional allowances           (4,095)        (3,519)       ( 8,651)        (7,133)
                                             ----------      ---------      ---------      ---------
Total net revenues                              59,380         40,649        108,854         78,982
                                             ----------      ---------      ---------      ---------
Costs and expenses
Casino                                          21,854         13,928         41,616        27,427
Lodging                                          2,786          2,314          5,073         4,488
Food and beverage                                4,735          4,897          9,081         9,894
Other                                              678            671          1,324         1,343
Selling, general and administrative             16,785         12,147         31,172        24,506
Depreciation and amortization                    3,887          3,137          7,448         6,153
Pre-opening expenses                               508              -          4,098         2,147
                                             ----------      ---------      ---------      --------
 Total costs and expenses                       51,233          37,094        99,812        75,958
                                             ----------     ----------      ---------      --------
 Operating income                                8,147           3,555         9,042          3,024
                                             ----------     ----------      --------       --------

Other income(expense)
Interest income                                    194            374            392           536
Interest expense                                (2,908)        (2,457)       ( 5,059)       (4,344)
Minority interest in (income) loss of
consolidated subsidiary                           (100)            38             67           530
Other, net                                        (284)            (4)          (288)           13
                                              ---------     ----------        --------     --------
                                                (3,098)        (2,049)        (4,888)       (3,265)
                                              ---------     ----------        --------      --------
Income(loss) before income taxes and
 extraordinary item                              5,049          1,506           4,154        ( 241)
Income tax (provision) benefit                  (1,905)          (545)         (1,585)          85
                                              ---------     ----------        --------      --------

Income (loss) before extraordinary item          3,144           961            2,569          (156)
Extraordinary item-loss on early
retirement of debt, net of income tax
benefit                                           (141)            -             (141)            -
                                              ---------     ----------        --------      --------
 Net income (loss)                      $        3,003     $     961       $     2,428      $  (156)
                                              =========      ==========      =========     =========

Income (loss) per share
Income (loss) before extraordinary
item                                           $  0.33        $  0.10         $    .27       $   (0.02)
Extraordinary item-loss on early
retirement of debt,
net of income tax benefit                      $ (0.02)       $    -         $  (0.02)             -
                                              ----------     ----------      ---------     ----------
Net income per share                           $  0.31        $  0.10         $   0.25       $ (0.02)
                                              ==========     ==========     ==========     ==========
Dividends declared per share                   $  0.04        $  0.04        $   0.08        $  0.08
                                             ==========     ==========     ==========      =========
Weighted average shares used in
calculating income(loss) per share           9,623,421      9,487,551       9,537,912        9,412,165
                                            ============   ===========     ===========     ============

           The accompanying notes are an integral part of these statements.

                           HARVEYS CASINO RESORTS


       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Dollars in thousands)
                                (Unaudited)

                                                  Six Months Ended May 31,
                                                  1996               1995
                                                 -----              ----
Increase in cash and cash equivalents
Cash flows from operating activities:
Net income ( loss)                         $         2,428     $         (156)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation and amortization                        7,448               6,153
Other, net                                          11,595               7,794
                                                   --------         ----------
Net cash provided by operating activities           21,471              13,791
                                                   --------         ----------

Cash flows from investing activities:
Capital expenditures                               (48,556)            (30,907)
nvestment in unconsolidated affiliate                    -              (4,000)
Other, net                                             245                 403
                                                  --------            ---------
Net cash used in investing activities              (48,311)            (34,504)
                                                  --------            ---------


Cash flows from financing activities:
Purchase of notes and accured interest
in consolidated subsidary                           (6,000)                 -
Principal payments on long-term debt              (171,274)           (30,663)
Dividends paid                                        (768)              (748)
Proceeds from long-term debt                        74,000             54,851
Proceeds from public debt offering                 150,000                  -
Debt issuance costs                                 (5,683)                 -
Other, net                                             (59)              (438)
                                                   --------            --------
Net cash provided by financing activities           40,216             23,002
                                                   --------            --------
Increase in cash and cash equivalents               13,376              2,289
Cash and cash equivalents at beginning of period    10,493              7,446
                                                  --------            --------
Cash and cash equivalents at end of period     $    23,869         $    9,735
                                                 =========           =========

      The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. Basis of Presentation and Consolidation - Harveys Casino Resorts (the "Company") is engaged in the casino entertainment industry. The Company owns and operates Harveys Resort Hotel Casino on the south shore of Lake
     Tahoe, Nevada.   Until April 30, 1996, the Company, through its wholly
     owned subsidiary, Harveys C. C. Management Company, Inc. ( HCCMC') owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ( HWW') which owns Harveys Wagon Wheel Hotel Casino in Central City Colorado. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. HCCMC has a contract to manage the Central City hotel and casino. Through its wholly owned subsidiary, Harveys L. V. Management Company, Inc. ( HLVMC'), the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ( HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino which opened for business on March 9, 1995. Additionally, the Company's wholly owned subsidiary, Harveys Iowa Management Company, Inc. ( HIMC') is the owner and operator of Harveys Casino/ Hotel and Kanesville Queen, a riverboat casino, hotel, convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

     Pursuant to the management agreement with HRHC, the Company earns a base management fee of 4% of adjusted gross revenue (as defined in the agreement) and up to an additional 2% of adjusted gross revenue if certain financial targets are met. The Company also receives, from HWW, a management fee of 5% of adjusted gross revenue (as defined in the management agreement with HWW). These fees are for services the Company renders as the project manager for each of the hotel casinos. The management fees from HWW are eliminated in consolidation.

     The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are stated at cost adjusted by equity in undistributed earnings or losses. Minority interest represents the minority member's proportionate share of equity in HWW at November 30, 1995 and its proportionate share of income or loss from HWW until April 30, 1996, the date on which the Company acquired the minority interest in HWW.

     The condensed consolidated balance sheet as of November 30, 1995 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition at May 31, 1996, have been included. All necessary adjustments affecting cash flows for the six months ended May 31, 1996 and 1995 or results of operations for the three and six months ended May 31, 1996 and 1995, have also been included. The results of operations for the interim periods should not be considered indicative of results for a full fiscal year.

     Certain prior year period amounts have been reclassified to conform to the current period presentation. These reclassifications have no affect on the net income or net loss presented for any of the periods.

     These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

                                HARVEYS CASINO RESORTS
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)


2. Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive
     common stock equivalents outstanding during the period.   Fully diluted per
     share amounts are the same as primary per share amounts for all periods presented.

3. Supplemental Disclosure of Cash Flow Information - The Company made cash payments for interest of $6.8 million and $ $1.6 million during the six months ended May 31, 1996 and 1995, respectively. The Company capitalized $2.4 million of interest in the first six months of fiscal 1996, and capitalized $ 160,000 in the same period of fiscal 1995. The Company made cash payments for income taxes of $302,000 in the first half of fiscal 1996, and $200,000 during the same period of fiscal 1995.

4. Future Development Costs - The Company capitalizes costs associated with new gaming projects until: (i) the project is no longer considered viable and the costs are expensed; or (ii) the likelihood of the project is relatively certain and the costs are reclassified either to pre-opening costs and expensed when operations commence or to property and equipment and ultimately depreciated. Capitalized future development costs of approximately $817,000 and $724,000 were included as other assets on the balance sheet at May 31, 1996 and November 30, 1995, respectively.

5. Pre-opening Expenses - Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the casino commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are non-recurring in nature. Approximately $3.6 million of pre-opening expenses were expensed in the first quarter of 1996 in connection with the Company's opening of HIMC's riverboat casino in Council Bluffs, Iowa on January 1, 1996 and an additional $508,000 was expensed in the second quarter of 1996 with the opening of HIMC's land-based hotel facilities in May 1996. Approximately $2.1 million of pre-opening expenses were expensed in the first quarter of fiscal 1995 in conjunction with the Company's opening of Harveys Wagon Wheel Hotel Casino in December 1994. During the second quarter of fiscal 1995, the Hard Rock Hotel and Casino opened and expensed approximately $4.5 million of pre-opening expenses. The Company's equity in the loss of the Hard Rock Hotel and Casino, which is included in management fees and joint venture revenues, includes the Company's share of those pre-opening expenses.

6. Long-Term Debt -As of the following dates long-term debt (in thousands) consisted of:


                                                May 31,          November 30,
                                                         1996               1995
Subordinated notes payable to affiliates     $        -            $ 11,902
10% senior subordinated notes, due 2006       150,000                   -
Subordinated notes, due 2000                      7,800                   -
 Banks and others -
  Note payable to banks                               -             115,000
  Notes payable to financing company              4,620               5,800
  Note payable-riverboat financing               18,958                   -
  Other                                             390                 441
                                               --------             -------
                                                181,768             133,143
  Less current portion                            2,658               6,467
                                               --------             -------
                                             $  179,110          $  126,676
                                               ========             =======

                                HARVEYS CASINO RESORTS
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)

6.  Long-Term Debt (continued)

     Aggregate annual maturities of long-term debt (in thousands), based on amounts borrowed as of May 31, 1996, are as follows:

            Years ending
             MAY 31,
               1997                        $     2,658
               1998                              2,007
               1999                                136
               2000                                 12
               2001                             26,772
               2002 and thereafter             150,183
                                           ------------
                                           $   181,768
                                           ============

  10 % Senior Subordinated Notes, Due 2006 - On May 22, 1996 the Company issued and sold, pursuant to an underwritten public offering, $150 million in aggregate principal amount of 10 % senior subordinated notes due 2006 (the
   Senior Notes'). The proceeds from the sale of the Senior Notes, $145.5 million net of underwriting commissions, were used to paydown the entire outstanding balance under the Company's reducing revolving bank credit facility and to payoff a $10 million note payable to a private investor.

  The Senior Notes are governed by an indenture ( the Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company(as defined in the Indenture) . The Senior Notes are guaranteed by each of the Restricted Subsidiaries of the Company ( as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At May 31, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Notes are redeemable at the option of the Company, in whole or in part at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

  The Indenture contains certain covenants that impose limitations on, among other things, (i) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (iv) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (v) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary and (vi) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture.

  Subordinated Notes, Due 2000 - On April 30, 1996, the Company completed exchanges whereby, (i) the Company acquired the $11.9 million aggregate principal amount of subordinated notes payable by HWW to affiliates ( the HWW Notes'), and interest accrued thereon, in exchange for $6 million cash and $8 million aggregate face amount of

                                 HARVEYS CASINO RESORTS
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)

6.   Long-Term Debt (continued)

  subordinated notes of the Company, due December 31, 2000 ( the Debt Exchange') and (ii) the Company acquired all of the 30% minority equity interest in HWW, and the rights to a priority return from HWW, from Mountain City Casino Partners, L. P. ( Mountain City') for 382,500 shares of the Company's common stock, par value $0.01 per share (the Equity Exchange').

  The subordinated notes issued by the Company pursuant to the Debt Exchange (the Harveys Notes') are governed by an indenture ( the Exchange Indenture'). The Exchange Indenture provides for redemption of the Harveys Notes at the Company's option, in whole or in part, upon not less than 30 nor more than 60 days notice at a price of 97.5% of the principal amount plus accrued and unpaid interest if redeemed before December 31, 1996, at 99% of the principal amount plus accrued and unpaid interest if redeemed before December 31, 1997 and at 100% of the principal amount plus accrued and unpaid interest if redeemed on December 31, 1997, or thereafter. The Exchange Indenture also calls for mandatory redemption, at the optional redemption prices, if the Company consummates a public debt offering of any amount. Subsequent to the closing of the Senior Note offering, the Company notified the holders of the Harveys Notes that the Company would redeem all of the Harveys Notes for an aggregate price of $7.8 million plus accrued and unpaid interest on July 8, 1996.

  Subordinated Notes Payable to Affiliates - In November 1993, HWW issued approximately $11.9 million of 12% subordinated notes payable to affiliates of Mountain City, which, until April 30, 1996, owned a 30% minority interest in HWW. Interest on the notes was payable monthly beginning March 1995. Accrued interest through and including February 1995, of approximately $1.9 million was payable on December 1, 1995. An initial principal payment of $3.967 million was due in November 1995. HWW did not make the required principal payment or the $1.9 million interest payment. On April 30, 1996 the Company acquired all of the $11.9 million of subordinated notes, and accrued interest thereon, in exchange for $6 million in cash and $8 million principal amount of the Company's Subordinate Notes. See Long-Term Debt-Subordinated Notes, Due 2000.

  Notes Payable to Banks - On August 14, 1995 the Company entered into a reducing revolving credit agreement with a consortium of banks. On May 15, 1996 and again on May 23, 1996 the reducing revolving credit agreement was amended, essentially to allow for the Debt Exchange, the Equity Exchange and the issuance of the Senior Notes.

  Currently under the amended reducing revolving credit agreement ( the Credit Facility') the Company can borrow up to a maximum available principal balance of $150 million. The maximum available under the Credit Facility is reduced by the advanced but unpaid principal balance and by any letter of credit exposure. The advanced but unpaid principal balance at November 30, 1995 was $115 million. As a result of using a portion of the proceeds from the sale of the Senior Notes to paydown the outstanding balance, there were no amounts advanced but unpaid under the Credit Facility at May 31, 1996. Outstanding letters of credit amounted to approximately $2.2 million at May 31, 1996.
  The note payable under the Credit Facility matures in August 2000. Until then, the annual year-end maximum principal balances are as follows:

               November 30,
               ------------------
               1996                     $       150,000
               1997                             135,000
               1998                             120,000
               1999                              97,500

                                HARVEYS CASINO RESORTS
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)

6.Long-Term Debt (continued)

  The Company pays quarterly fees at an annual rate of three-eights (0.375%) or one-half of one percent (0.5%) on the unborrowed maximum principal balance depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The rate in affect at November 30, 1995 and May 31, 1996 was 0.5%.

  Interest is due and payable monthly and is provided at the higher of the prime rate or the Federal Funds Rate plus one-half of one percent (0.5%), plus an applicable margin determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. However, in accordance with the terms of the Credit Facility, the Company has the option to cause portions, or all, of the outstanding principal balance to accrue interest at a rate equal to the London Inter-Bank Offering Rate (LIBOR) plus the applicable margin.

  The note is collateralized by all of the Company's property and equipment, contract rights, leases, intangibles and other security interest related to Harveys Resort Hotel Casino, Harveys Wagon Wheel Hotel Casino and the Company's wholly-owned subsidiary, HIMC. The Credit Facility also contains covenants which require the Company to maintain certain financial ratios. A member of the Company's Board of Directors is also a director of the lead bank of the consortium of banks making the loan.

  Notes Payable to Financing Company- HWW entered into an equipment financing agreement with a financing company to finance the acquisition of up to $7.5 million of gaming and associated equipment. The principal balance of the secured notes under the equipment financing agreement as of May 31, 1996 was approximately $4.6 million. The notes are secured by the equipment acquired and are payable in monthly payments of approximately $194, 000 and $56,000 including interest at 12.15%. The notes will mature in December, 1997, and July, 1998, respectively.

  Note Payable, Riverboat Financing- On December 26, 1995, HIMC entered into a $20 million Loan and Security Agreement ( the Iowa Loan Agreement'). As security for the loan, HIMC granted the lender a first preferred ship mortgage on the riverboat casino vessel known as the Harveys Kanesville Queen and a first priority security interest in all personalty, earnings and insurance from the riverboat only, excluding personalty, earnings and insurance derived form casino gaming operations. The obligation under the Iowa Loan Agreement was guaranteed by Harveys Casino Resorts. Borrowings under the Iowa Loan Agreement bore interest at a fixed rate of 8.42% per annum. Principal and interest payments commenced in January 1996 and were paid monthly. The Company applied a portion of the net proceeds from the offering of the Senior Notes to retire the note payable under the Iowa Loan Agreement in June 1996.

7 Extraordinary Item - In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. This item was reflected in the 1996 operating results as an extraordinary loss of approximately $141,000 which was net of an income tax benefit of approximately $85,000.
  The Company applied a portion of the net proceeds from the sale of the Senior Notes to retire the note payable under the Iowa Loan Agreement in June 1996 and recognized approximately $302,000 of expense, before income tax benefit, by expensing the unamortized debt issuance cost related to that agreement. In July 1996 the Company will retire the Harveys Notes and expects to recognize approximately $400,000 of similar expense before income tax benefits.

                                HARVEYS CASINO RESORTS
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)


8. Commitments - Until May 10, 1996, the Company, with the approval of its lenders, guaranteed up to $66.0 million of a loan on behalf of HRHC. On May 10, 1996 the Company was released from such guarantee. The Company paid a fee of approximately $385,000 to the banks participating in the HRHC loan as a condition of the release.

  On January 1, 1996, the Company opened the riverboat casino portion of its project in Council Bluffs, Iowa and on May 24, 1996 opened the 251-room, land-based hotel facilities. The Company is in the process of finishing construction of the 21,000 square foot convention facility and other land-based amenities. As a result, the Company has entered into a number of contracts or agreements relative to the development of the Council Bluffs project. The cost of the project, including the riverboat casino vessel and pre-opening expenses is expected to be approximately $110.5 million. Through May 31, 1996 the Company had incurred approximately $107 million of project costs.

9.Unconsolidated Affiliate - The Company owns a 40% equity interest in HRHC.
  Pursuant to a management agreement, the Company earns a base management fee of 4% of adjusted gross revenue (as defined in the agreement), and up to an additional 2% of adjusted gross revenue if certain financial targets are met, from HRHC. The Company accounts for its investment in HRHC on the equity method. The Hard Rock Hotel and Casino opened on March 9, 1995. Operating results prior to the opening were immaterial. Summarized, unaudited statement of operations information (in thousands of dollars) for HRHC, follows:

                              Three Months           Six Months
                              Ended May 31,         Ended May 31,

                               1996      1995        1996         1995
  Net revenues                 $20,176    $19,905    $38,256     $19,905
  Operating income (loss)        3,987     (1,201)     6,646      (1,220)
  Net income (loss)              1,596     (1,760)     2,301      (1,767)

  The results for the three months and six months ended May 31, 1995 include the effects of nonrecurring pre-opening expenses of approximately $4.5 million.


10.Summarized Financial Information of Subsidiaries - The Senior Notes issued by the Company are guaranteed by all direct and in direct subsidiaries of the Company except for subsidiaries for which the Company's share of assets, net investment in assets, and inco me before taxes are inconsequential to consolidated total assets and consolidated income before taxes. The guarantees are full and unconditional and are joint and several. The following summarized combined financial information of the guarantor subsidiaries includes the accounts of HCCMC, HWW (which became

                                HARVEYS CASINO RESORTS
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)

10.  Summarized Financial Information of Subsidiaries (continued)

                                            May 31, 1996           November 30, 1995
                                            -------------         -----------------
                                             (Unaudited)


  Balance Sheet Data (in thousands)
  Assets:
     Current assets                          $   13,149          $    6,591
     Noncurrent assets                          181,391             130,627
                                             -----------          -----------
       Total assets                          $  194,540          $  137,218
                                             ===========          ===========

  Liabilities and Stockholders' Equity:
     Current liabilities                     $   29,588          $   16,862
     Noncurrent liabilities                     124,835              83,371
     Minority interest in subsidiary                  -               1,758
     Stockholders' equity                        40,117              35,227
                                             ----------          ----------

Total liabilities and stockholders' equity   $  194,540          $  137,218
                                             ===========         ===========

                                       Three Months           Six Months
                                       Ended May 31,          Ended May 31,
                                      -------------          --------------
                               1996          1995           1996         1995
                           ( Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)
Statement of Operations Data
 (in thousands)
   Net revenues                $ 29,160     $12,040    $   50,775     $  22,260
   Costs and expenses           (22,103)     (9,288)       42,643)      (19,559)
   Other expense                 (2,448)     (1,804)       (3,827)       (2,384)
   Income tax provision          (1,739)       (342)       (1,644)         (112)
                               ---------    --------      --------   -----------
      Net income               $  2,870     $   606    $    2,661    $    205
                               =========    ========      ========   ===========
  Statement of Cash Flows Data
     (in thousands)
 Net cash provided by operating activities        $  11,624     $  2,409
 Net cash used in investing activities              (42,667)     (32,985)
 Net cash provided by financing activities           40,006       31,661
                                                    --------     --------
 Increase in cash and cash equivalents            $   8,963      $ 1,085
                                                    ========     ========

                        HARVEYS CASINO RESORTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Prior to fiscal 1995 the Company's operations were substantially limited to those of Harveys Resort Hotel Casino on the south shore of Lake Tahoe, Nevada. During fiscal 1993, the Company began investing in expansion projects designed to expand the Company's operations into new and diverse markets. On December 2, 1994, the first of the expansion projects, Harveys Wagon Wheel Hotel Casino opened in Central City, Colorado. On March 9, 1995, the Hard Rock Hotel and Casino opened in Las Vegas, Nevada. On January 1, 1996 the riverboat casino portion of Harveys Casino Hotel and Kanesville Queen opened for business in Council Bluffs, Iowa and, on May 24, 1996, the adjacent land-based hotel, food and beverage facilities opened.

On April 30, 1996, the Company acquired the 30% minority interest in HWW and Harveys Wagon Wheel Hotel Casino and HWW became wholly-owned by the Company. The operations of Harveys Wagon Wheel Hotel Casino are managed by HCCMC, a wholly-owned subsidiary of the Company. HCCMC receives a fee for management services provided by HCCMC. The accounts of HWW are consolidated with those of the Company. All significant intercompany transactions and accounts are eliminated in consolidation, including the elimination of the management fee.

The Hard Rock Hotel and Casino is owned by HRHC., a Nevada corporation, of which the Company, through its wholly owned subsidiary, HLVMC, owns 40% of the equity interest. HLVMC manages the operations of the Hard Rock Hotel and Casino pursuant to a management agreement between the Company and HRHC and receives management fees that are included in the Company's consolidated revenues. The investment in HRHC is accounted for on the equity method.

Harveys Casino/Hotel and Kanesville Queen project is wholly-owned and, since its opening in 1996, operated by the Company's wholly-owned subsidiary, HIMC. The accounts of HIMC are consolidated with those of the Company. All significant intercompany transactions and accounts are eliminated in consolidation.

On May 22, 1996, the Company received $145.5 million in proceeds, net of underwriting commissions, from the sale of $150 million of Senior Notes.

The changes in the operating results for the second quarter and first six months of fiscal 1996 as compared to the second quarter and first six months of fiscal 1995 were primarily the result of the opening of the Company's expansion projects in fiscal 1996 and fiscal 1995. The changes in the Company's financial condition, liquidity, and capital resources, as discussed below, were primarily attributable to the Company's expansion efforts, the acquisition of the minority interests in HWW, the acquisition of the HWW Notes and the public debt offering of the Senior Notes.

RESULTS OF OPERATIONS

                                             Three Months            Six Months
                                             Ended May 31,         Ended May 31

                                           1996        1995        1996      1995
                                                 (dollars in thousands)

Net Revenues
Harveys Resort Hotel Casino                $ 30,220    $  29,312  $   58,078     $ 57,429
Harveys Wagon Wheel Hotel Casino             11,720       10,963      21,404       21,182
Harveys Casino/Hotel & Kanesville Queen (1)  15,932            -      26,804            -
Harveys Las Vegas Management Company (2)      1,508          374       2,568          371
Corporate and Development (3)                     -            -           -            -
                                            -------    ----------  -----------   --------
 Total Net Revenues                        $ 59,380    $  40,649  $  108,854     $ 78,982

Operating Income (Loss):
Harveys Resort Hotel Casino (3)            $  4,143    $   4,054  $    6,529     $  5,957
Harveys Wagon Wheel Hotel Casino (4)          2,687        1,728       3,990        1,676
Harveys Casino/Hotel & Kanesville Queen (1)   2,917            -       1,687            -
Harveys Las Vegas Management Company (2)      1,453          321       2,455          318
Corporate and Development (3)                (3,053)      (2,548)     (5,619)      (4,927)
                                            --------   ----------  ----------     ----------
 Total Operating Income                    $  8,147    $   3,555  $    9,042     $  3,024
                                            ========   ==========  ==========     ==========

EBITDA (5):
  Harveys Resort Hotel Casino              $  6,290    $   6,307  $   10,895     $ 10,445
Harveys Wagon Wheel Hotel Casino              3,411        2,559       5,484        5,434
Harveys Casino/Hotel & Kanesville Queen       4,375            -       7,251            -
Harveys Las Vegas Management Company          1,508        1,378       2,566        1,378
Corporate and Development                    (3,042)      (2,548)     (5,608)      (4,927)
                                            --------    ---------    --------    ---------
 Total EBITDA                              $ 12,542    $   7,696  $   20,588     $ 12,330

(1) The riverboat casino portion of Harveys Casino/Hotel & Kanesville Queen commenced casino operations on January 1, 1996, and the land- based hotel facilities opened on May 24, 1996. The operating results for the three months and six months ended May 31, 1996 include approximately $0.5 million and $4.1 million of pre-opening expenses, respectively.

(2) Net revenues and operating income for HLVMC, the wholly-owned subsidiary of the Company that provides management services to the Hard Rock Hotel and Casino, consist of fees earned by such entity pursuant to the terms of a management agreement and the 40% equity interest in the income or loss of the Hard Rock Hotel and Casino. The fiscal 1995 periods include the effect of HLVMC's pro rata share of after-tax pre-opening expenses of approximately $1.0 million.

(3) Harveys Resort Hotel Casino is a revenue-generating asset owned by the Company. The operating results relative to corporate and development expenses have been excluded from those of Harveys Resort Hotel Casino and presented under Corporate and Development' in the table above. The Company believes the above presentation may be useful to potential investors in evaluating the financial performance of Harveys Resort Hotel Casino.

(4) For the six months ended May 31, 1995, includes approximately $2.1 million of pre-opening expenses.

(5) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the six months ended May 31, 1995, Harveys Wagon Wheel Hotel Casino's EBITDA excludes approximately $2.1 million of pre-opening expenses. For the three months and six months ended May 31, 1995 HLVMC's EBITDA excludes approximately $1.0 million of HLVMC's pro rata share of after-tax pre-opening expenses associated with the March 1995 opening of the Hard Rock Hotel and Casino. For the three months and six months ended May 31, 1996, Harveys Casino Hotel & Kanesville Queen's EBITDA excludes approximately $0.5 million and $4.1 million of pre-opening expenses, respectively.

COMPARISON OF THE SECOND QUARTERS ENDED MAY 31, 1996 AND MAY 31, 1995

The Company's consolidated net revenues for the second quarter of fiscal 1996 amounted to approximately $59.4 million, a new record for the Company's second quarter and an increase of $18.7 million, or 46.1% over net revenues recorded in the second quarter of fiscal 1995. The increase was attributable to the $15.9 million of net revenues produced in the first full quarter of operations of the Company's riverboat casino in Council Bluffs, Iowa. The increase in net revenues generated during the current year second quarter at the Company's Lake Tahoe property amounted to approximately $908,000.
Harveys Wagon Wheel Hotel Casino experienced a 6.9% increase in net revenues, up $757,000 comparing fiscal year 1996 second quarter amounts to those generated at the Central City, Colorado property's inaugural second quarter of operations in fiscal 1995. The Hard Rock Hotel and Casino, which opened during the second quarter in fiscal 1995, contributed an increase of nearly $1.1 million to the Company's net revenues in the second quarter of fiscal 1996, by way of management fees and equity in the joint venture income.

Fiscal 1996 second quarter casino revenues, enhanced by the riverboat casino operations in Council Bluffs, amounted to approximately $45.3 million, an increase of $16.6 million over the prior year comparable quarter. The initial second quarter of gaming activity on board the riverboat produced approximately $15.4 million of casino revenue accounting for the majority of the quarter-over-quarter increase. The Lake Tahoe and Colorado properties contributed $264,000 and $1 million, respectively, to the increase in casino revenues. Casino costs and expenses also increased for the comparable quarterly periods, up $7.9 million to $21.9 million for the current year period. The riverboat casino accounted for $6.6 million of the increase while the Lake Tahoe and Colorado operations accounted for approximately $589,000 and $754,000 of the increase, respectively, due to increases in casino complimentaries and promotions at both properties.

Lodging revenues for the fiscal 1996 second quarter improved by approximately $530,000 over the prior year second quarter and amounted to $6.2 million. Increases in the occupancy rate at the Lake Tahoe hotel and the opening of the hotel facility in Council Bluffs at quarter-end provided for the lodging revenues improvement. Lodging profit margins also improved for the quarter-to
- -quarter comparison due to cost control improvements recognized at the Central City hotel.

Food and beverage revenues for the current fiscal year second quarter amounted to $9.0 million, an improvement of $1.0 million over the prior year second quarter. The beverage and limited food service aboard the Council Bluffs riverboat casino provided $786,000 of the increase. Expanded food and beverage offerings became available at the Council Bluffs land-based facilities at the end of May 1996. Food and beverage costs declined by approximately $162,000, or 3.3 %, in the quarter-to-quarter comparison due to improvements in cost-of-sales and labor costs at both the Lake Tahoe and Central City operations.

Other revenues for the fiscal second quarter remained flat with those from the prior fiscal year second quarter. The contribution from the Company's management fees and 40% equity participation in the Hard Rock Hotel and Casino amounted to an increase of approximately $1.1 million. The Hard Rock Hotel and Casino opened nine days into the second quarter of fiscal 1995 and, consequently, the three month period of the prior year includes the effect of HLVMC's pro rata share of after-tax pre-opening expenses of approximately $1 million.

Selling, general and administrative expenses increased by approximately $4.6 million, or 38.2% to $16.8 million for the current fiscal year second quarter. The first full quarter of operations in Council Bluffs resulted in approximately $4.3 million of selling, general and administrative expenses, excluding the recognition of pre-opening expenses. The Central City operations recognized an improvement in overall selling, general and administrative expenses of approximately $365,000 from the second quarter of fiscal 1995 compared to the current fiscal year second quarter, while these expenses increased by $163,000 at the Lake Tahoe property. Depreciation and amortization expenses increased by $750,000. All of the increase was associated with the opening and operation of the riverboat casino beginning in January 1996 in Council Bluffs. Net interest expense increased by $631,000 or 30.3% to approximately $2.7 million for the second quarter of fiscal 1996. The increase in interest expense was recognized as a result of the financing of the Council Bluffs project.

With the opening of the Council Bluffs land-based facilities in the second quarter of fiscal 1996, the Company recognized approximately $508,000 of pre-opening expenses. In the second quarter of 1995 the Hard Rock Hotel and Casino results were affected by the expensing of approximately $4.5 million of pre-opening costs. These charges had previously been incurred in connection with the development of those properties and deferred until
operations commenced.   HLVMC's pro rata after-tax share of the Hard Rock
Hotel and Casino pre-opening expenses amounted to approximately $1 million and was included in management fees and joint venture revenues.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. This item was reflected in the 1996 operating results as an extraordinary loss of approximately $141,000 which was net of an income tax benefit of approximately $85,000. Consistent with the description of the use of proceeds relative to the sale of the Senior Notes, the Company retired the note payable under the Iowa Loan Agreement in June 1996 and recognized approximately $302,000 of expense, before income tax benefit, by expensing the unamortized debt issuance cost related to that agreement. In July 1996 the Company will retire the Harveys Notes and expects to recognize approximately $400,000 of similar expense before income tax benefits.

The net income for the fiscal 1996 second quarter amounted to approximately$3.0 million compared to $961,000 for the prior fiscal year second quarter. If pre-opening expenses, net of income taxes, were excluded from both periods, and, if the extraordinary loss on early retirement of debt was excluded from the current year period, the results would have been net income of approximately $3.5 million for the current fiscal year period and net income of approximately $2 million for the prior year period.

COMPARISON OF THE SIX MONTH PERIODS ENDED MAY 31, 1996 AND MAY 31, 1995

The Company's consolidated net revenues through the six months ended May 31, 1996 amounted to approximately $108.9 million, an increase of $29.9 million, or 37.8% over net revenues recorded in the same period of fiscal 1995. The increase was primarily attributable to the $26.8 million of net revenues produced in the operations of the Company's riverboat casino in Council Bluffs, Iowa. Net revenues generated during the current year at the Company's Lake Tahoe property accounted for approximately $649,000 of the increase. Harveys Wagon Wheel Hotel Casino experienced a $222,000 increase in net revenues, comparing fiscal year 1996 amounts to those generated at the Central City, Colorado property's inaugural operations in fiscal 1995. The Hard Rock Hotel and Casino, which opened in March, 1995, contributed an increase of nearly $2.2 million to the Company's net revenues in the first six months of fiscal 1996, by way of management fees and equity in the joint venture income. The prior year period's management fees and equity in joint venture income were diminished by approximately $1 million as a result of HLVMC's pro rata share of after-tax pre-opening expenses.

Year-to-date casino revenues, including five months of casino revenues from the riverboat casino operations in Council Bluffs, amounted to approximately $82.3 million, an increase of $26.8 million over the prior year period. The gaming activity on board the riverboat produced approximately $25.9 million of casino revenue, accounting for the majority of the year-to-date increase. The Lake Tahoe operations contributed approximately $213,000 and the Colorado operations contributed approximately $638,000 to the casino revenue increase. Casino costs and expenses also increased for the comparable year-to-date periods, up $14.2 million to $41.6 million for the current year. The riverboat casino accounted for $11.3 million of the increase while the Lake Tahoe and Colorado operations accounted for approximately $1.3 million and $1.6 million of the increase, respectively, due in part, to increases in casino complimentaries and promotions at both properties.

Lodging revenues for the fiscal 1996 six month period improved by approximately $868,000 over the prior year comparable period and amounted to $12.3 million. Increases in the occupancy rate at the Lake Tahoe and Central City hotels and the opening of the hotel facility in Council Bluffs at the end of May 1996 provided for the lodging revenues improvement. Lodging profit margins also improved for the six month comparison with improvements recognized at both Lake Tahoe and Central City.

Food and beverage revenues for the current fiscal year period amounted to $17.4 million, an improvement of $1.6 million over the 1995 period. The beverage and limited food service aboard the Council Bluffs riverboat casino provided $1.3 million of the increase. Expanded food and beverage offerings were available at the Council Bluffs land-based facilities at the close of the six month period ended May 31, 1996. Food and beverage costs declined by approximately $813,000, or 8.2 %, in the period-to-period comparison due to improvements in cost-of-sales at the Lake Tahoe property and improvements in cost-of-sales and labor at the Central City operations.

In June 1996, HWW entered into a management agreement with an unaffiliated management company (the Management Company') whereby the Management Company will provide substantially all of the food service and a portion of the beverage service at Harveys Wagon Wheel Hotel Casino commencing August 1, 1996. The managed food service facilities will include a Tony Roma's Famous For Ribs restaurant. The Management Company will pay HWW a monthly base fee and potentially an annual percentage fee if the Management Company's food and beverage revenues exceed an established target. Consequently, operating results for Harveys Wagon Wheel Hotel Casino for periods after August 1, 1996 will reflect diminished food and beverage revenues and diminished food and beverage costs and expenses. Other revenues will include fees earned by the Company and payable by the Management Company.

Other revenues for the fiscal year-to-date period remained flat with those from the prior fiscal year period. The contribution from the Company's management fees and 40% equity participation in the Hard Rock Hotel and Casino amounted to an increase in revenues of approximately $2.2 million. The Hard Rock Hotel and Casino opened in March 1995 and, consequently, the six month period of the prior year includes the effect of HLVMC's pro rata share of after-tax pre-opening expenses of approximately $1 million.

Selling, general and administrative expenses increased by approximately $6.7 million, or 27.2% to $31.2 million for the current fiscal year period. The operations in Council Bluffs resulted in approximately $7.3 million of expenses of a selling, general or administrative nature, excluding the recognition of pre-opening expenses. The Central City operations recognized an improvement in overall selling, general and administrative expenses of approximately $411,000 from the fiscal 1995 period compared to the current fiscal year, while these expenses also decreased by $209,000 at the Lake Tahoe property. Depreciation and amortization expenses increased by $1.3 million. All of the increase was associated with the opening and operation of the riverboat casino beginning in January 1996, in Council Bluffs. Net interest expense increased by $859,000 or 22.6% to approximately $4.7 million for the fiscal 1996 period. The increase in interest expense was recognized as a result of the financing of the Council Bluffs project.

With the opening of the Council Bluffs riverboat casino in January 1996 and the opening of land-based facilities in May 1996, the Company recognized approximately $4.1 million of pre-opening expenses. In the prior fiscal year the Company opened Harveys Wagon Wheel Hotel Casino in the first quarter and recognized approximately $2.1 million of pre-opening expenses. Additionally, the Company's equity in the loss from the Hard Rock Hotel and Casino included the prorata effects of approximately $4.5 million of pre-opening costs expensed at the Hard Rock Hotel and Casino during the second quarter of fiscal 1995. These charges had previously been incurred in connection with the development of the properties and deferred until operations commenced.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. This item was reflected in the 1996 operating results as an extraordinary loss of approximately $141,000 which was net of an income tax benefit of approximately $85,000. Consistent with the description of the use of proceeds relative to the sale of the Senior Notes, the Company retired the note payable under the Iowa Loan Agreement in June 1996 and recognized approximately $302,000 of expense, before income tax benefit, by expensing the unamortized debt issuance cost related to that agreement. In July 1996 the Company will retire the Harveys Notes and expects to recognize approximately $400,000 of similar expense before income tax benefits.

The net income for the fiscal 1996 period amounted to approximately $2.4 million compared to a loss of $156,000 for the prior fiscal year period. If pre-opening expenses, net of taxes, were excluded from both periods, and, if the extraordinary loss on early retirement of debt was excluded form the current year period, the results would have been net income of approximately $5.1 million for the current fiscal year period and approximately $1.8 million for the comparable period of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, and in fiscal 1996, the net proceeds of $145.5 million, net of underwriting commissions, from the Company's public debt offering.

At May 31, 1996 the Company had approximately $ 23.9 million of cash and cash equivalents and a maximum of $147.8 million available under the Credit Facility, subject to certain financial covenant compliance. Cash flow from operations for the first half of fiscal 1996 was approximately $21.5 million compared to $13.8 million for the first half of fiscal 1995.

During the first half of fiscal 1996, the Company continued to fund the development and construction of the Council Bluffs project with cash expenditures of $42.5 million . Additionally, the Company made cash payments for dividends of approximately $768,000 during the six month period and incurred additional cash expenditures of approximately $6.1 million in connection with capital improvements and replacements at Harveys Resort Hotel Casino.

In addition, on April 30, 1996, in agreement with the terms of the Debt Exchange, the Company paid the holders of the HWW Notes an aggregate of $6 million in cash and an aggregate of $8 million of the subordinated Harveys Notes in exchange for all of the outstanding HWW Notes and unpaid interest accrued thereon. On such date, in agreement with the terms of the Equity Exchange, the Company also exchanged 382,500 shares of the Company's common stock for (i) 30% of the equity interests of HWW, (ii) the rights to an approximately $3 million priority return from HWW and (iii) an option to acquire an additional 5% of the equity interests in HWW.

On May 22, 1996, the Company completed its public debt offering of the $150 million in Senior Notes. The proceeds, $145.5 million net of underwriting commissions, were used to paydown the entire outstanding balance under the Credit Facility and to payoff a $10 million note that was executed in February 1996 with a private investor. The Company expensed the associated unamortized debt issuance costs upon the retirement of the $10 million note. The expense amounted to approximately $141,000, net of an income tax benefit of approximately $85,000.

In May 1996, in preparation for the public debt offering, the Company negotiated a release of its guarantee of the amount outstanding under HRHC's reducing revolving credit facility. The Company paid a fee of approximately $385,000 to the banks participating in the reducing revolving credit facility in connection with the release.

As a result of the Debt Exchange, the Equity Exchange, the public debt offering and the use of proceeds therefrom, and borrowings to fund capital expenditures, the Company's long-term debt at May 31, 1996 amounted to approximately $168.2 million, compared to approximately $126.7 million at November 30, 1995.

After May 31, 1996, and after the required notification periods, the Company used available cash and borrowings under the Credit Facility to payoff the $8 million principal amount, and accrued interest thereon, of the Harveys Notes issued in the Debt Exchange and to payoff the approximately $19 million of principal, and accrued interest thereon, outstanding under the Iowa Loan Agreement.

The Harveys Notes were redeemed at a redemption price of 97.5%, or $7.8 million, plus accrued and unpaid interest. The Company will recognize approximately $400,000, before income tax benefits, as a loss on early retirement of debt by expensing the unamortized debt issuance costs related to the Harveys Notes.

The note payable under the Iowa Loan Agreement was retired at par plus accrued and unpaid interest. The unamortized debt issuance costs related to the Iowa Loan Agreement amounted to approximately $302, 000 at retirement and were expensed in June 1996.

As a result of these transactions subsequent to the end of the second quarter and borrowing to fund the Council Bluffs project, the Company's current debt consists of the $150 million in Senior Notes, $25 million outstanding under the Credit Facility, $4.2 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $371,000 of other debt.

The equipment financing agreement entered into by HWW allowed for the financing of up to $7.5 million of gaming and associated equipment. Under the terms of the agreement, repayments of principal and interest are due in 36 monthly installments. The equipment financing agreement is secured by all of the gaming and associated equipment financed under the agreement. The obligation under the financing agreement is guaranteed by the Company.

The maximum available principal balance under the Credit Facility of $150 million is reduced by outstanding borrowings and letter of credit exposure. At November 30, 1995 the outstanding borrowings under the Credit Facility amounted to $115 million and letters of credit exposure amounted to approximately $1.7 million leaving $33.3 million available. At May 31, 1996, there were no outstanding borrowings under the Credit Facility, the letters of credit exposure had increased to $2.2 million and the maximum amount available was approximately $147.8 million, subject to compliance with financial covenants.

The Credit Facility matures on August 16, 2000. There are no required repayments of principal under the Credit Facility in 1996. In 1997, required repayments of principal, assuming maximum principal amounts are outstanding, total approximately $15 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $135 million in 1997, $120 million in 1998 and $97.5 million in 1999. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on February 1, of each of 1997, 1998, 1999 and 2000. The Credit Facility is secured by all of the real and personal property of, (i) Harveys Resort Hotel Casino, (ii) HIMC and
(iii) HWW, including a pledge of the subsidiaries' stock, as well as all of the contracts the Company has entered into in connection with its ownership and operation of , (i)Harveys Resort Hotel Casino, (ii) HIMC and (iii) HWW. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the LIBOR or the prime rate of Wells Fargo Bank, formerly First Interstate Bank of Nevada, N. A. ( Wells Fargo'), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of May 31, 1996 were 2.0% with respect to the LIBOR based interest rate, and 0.5%, with respect to the Wells Fargo prime rate based interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to (i) minimum tangible net worth, (ii) fixed charge coverage ratios and (iii) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness.

The Company pays Wells Fargo an annual agency fee of $100,000 for its services as agent of the lenders under the Credit Facility and an annual non-usage fee of or 1/2 of 1% of the average daily amount of the unused portions of funds committed under the Credit Facility, depending upon the applicable interest rate margin.

The Senior Notes are governed by an indenture ( the Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company ( as defined in the Indenture) . The Senior Notes are guaranteed by each of the Restricted
Subsidiaries  of the Company   ( as defined in the Indenture).  Each
guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At May 31, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Notes are redeemable at the option of the Company, in whole or in part at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control ( as defined in the Indenture) each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

The Indenture contains certain covenants that impose limitation on, among other things, (i) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (iv) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (v) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary and (vi) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture.

The Company believes that its existing cash and cash equivalents, cash flows from operations, and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations, including, (i) the completion of construction of the Council Bluffs project,
(ii) capital improvements and replacements at the operating properties, (iii) the construction of a parking garage adjacent to Harveys Wagon Wheel Hotel Casino and (iv) debt service requirements. The existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all .

                            PART II - OTHER  INFORMATION


Item 1.  Legal Proceedings.
              Not Applicable

Item 2   Changes in Securities.
              Not Applicable

Item 3.  Defaults Upon Senior Securities
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's annual meeting was held on March 28, 1996

  Matters voted upon at the meeting were the election of three directors, each to a three year term, and approval of the 1996 Omnibus Incentive Plan. In respect to the election of directors the following results
  were tabulated: William B. Ledbetter,   8,660,586 votes for, 24,148
  votes withheld, 719,845 abstentions or broker non-votes; Kirk B. Ledbetter, 8,660,482 votes for, 24,252 votes withheld, 719,845 abstentions or broker non-votes; Donald D. Snyder, 8,660,897 votes for, 23,837 votes withheld, 719,845 abstentions or broker non-votes. In respect to the approval of the 1996 Omnibus Incentive Plan the following results were tabulated: 7,138,894 votes for, 748,129 votes against, 1,517,556 abstentions or broker non-votes.

Item 5.  Other Information.
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits
     See attached Exhibit Index

   (b)    Reports on Form 8-K
     None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARVEYS CASINO RESORTS
                              Registrant





Date:     July 12, 1995       /s/ John J. McLaughlin
                              -------------------------
                              John J. McLaughlin,
                              Senior Vice President,
                              Chief Financial Officer andTreasurer
                              (Authorized Officer and Principal
Financial Officer)

                                EXHIBIT INDEX

Exhibit
Number    Description

2.1    Acquisition Agreement, dated as of March 28, 1996,between the
       Registrant and Mountain City Casino Partners, L. P. (9)

3.1    Restated Articles of Incorporation of the Registrant (1)

3.2    Sixth Amended Bylaws of the Registrant (11)

4.1    Form of Stock Certificate of the Registrant (1)

4.2 Indenture, dated as of April 30, 1996 between the Registrant and IBJ Schroder Bank and Trust, as Trustee (including form of Note) (9)

4.3    Indenture, dated as of May 15, 1996 by and among the Registrant
       ( the  Issuer') Harveys Wagon Wheel Casino Limited Liability
       Company, Harveys C. C. Management Company, Inc., Harveys Iowa
       Management Company, Inc. and Harveys L. V. Management Company,
       Inc. ( the Guarantors') and IBJ Schroder Bank & Trust Company as Trustee ( including form of Note) (10)

4.4 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture dated as of May 15, 1996 among the Registrant ( the Issuer'), Harveys Wagon Wheel Casino
       Limited Liability Company, Harveys C. C. Management Company,
       Inc., Harveys Iowa Management Company, Inc. and Harveys L. V.
       Management Company, Inc. (the  Guarantors'), and IBJ Schroder
       Bank and Trust Company as Trustee (12)

10.1 Amended and Restated Loan Agreement, dated April 20, 1989, between the Registrant and First Interstate Bank of Nevada,
       N.A., First Interstate Bank of California, First Interstate
       Bank of Oregon, N.A., First Interstate Bank of Washington, N.A.,
       First Interstate Bank of Denver, N.A., West One Bank, Idaho,
       N.A., National Bank of Detroit and First Interstate Bank of Utah,
       N.A. (1)

10.2   Amended and Restated Promissory Note, dated April 20, 1989, between the Registrant and First Interstate Bank of Nevada,
       N.A., First Interstate Bank of California, First Interstate
       Bank of Oregon, N.A., First Interstate Bank of Washington,
       N.A.,First Interstate Bank of Denver, N.A., West One Bank,
       Idaho, N.A.,National Bank of Detroit and First Interstate Bank
       of Utah, N.A. (1)
 .
10.3   Rate Reduction Agreement, dated February 27, 1990, between
       First Interstate Bank of Nevada, N.A., First Interstate Bank of
       California, First Interstate Bank of Oregon, N.A., First Interstate
       Bank of Washington , N.A., First Interstate Bank of Denver,
       N.A., West One Bank, Idaho, N.A., National Bank of Detroit and
       First Interstate Bank of Utah, N.A. and the Registrant. (1)

10.4   First Amendment to Amended and Restated Loan Agreement, dated
       August 30, 1991, between the Registrant and First Interstate
       Bank of Nevada, N.A., First Interstate Bank of California,
       First Interstate Bank of Denver, N.A., West One Bank, Idaho,
       N.A., National Bank of Detroit and First Interstate Bank of
       Utah, N.A. (1)

10.5   Second Amended and Restated Promissory Note, dated August 30,
       1991, between the Registrant and  First Interstate Bank of
       Nevada, N.A., First Interstate Bank of California, First Inter state Bank of Denver, N.A., West One Bank, Idaho, N.A.,
       National Bank of Detroit and First Interstate Bank of Utah,
       N.A. (1)

10.6   Second Amendment to Amended and Restated Loan Agreement and
       Amendment to A/R Note, dated March 30, 1992, between the
       Registrant and First Interstate Bank of Nevada, N.A., First
       Interstate Bank of California,  First Interstate Bank of
       Denver, N.A., West One Bank, Idaho, N.A., National Bank of
       Detroit and First      Interstate Bank of Utah, N.A. (1)

Exhibit
Number              Description

10.7   Letter Agreement, dated November 25, 1992, between the
       Registrant and First Interstate Bank of Nevada, N.A.,  First Interstate
       Bank of California, First Interstate  Bank of Denver, N.A., West One
       Bank, Idaho, N.A., National Bank of Det roit and First Interstate Bank of
       Utah, N.A. (1)

10.8   Third Amendment to Amended and Restated Loan Agreement, dated January  8,
       1993, between the Registrant  and First Interstate Bank of Nevada, N.A.,
       First Interstate Bank of California First Interstate Bank of Denver,
       N.A.,  West One Bank,   Idaho, N.A. ,NBD Bank, N.A., and First Interstate
       Bank of Utah, N.A. (1)

10.9   Third Amended and Restated Promissory Note, dated January 15, 1993, between the Registrant and FirstInterstate Bank of Nevada, N.A., First
       Interstate Bank of California, First Interstate Bank of Denver, N.A.,
       West One Bank, Idaho, N.A. ,NBD Bank, N.A., and First Interstate Bank of
       Utah, N.A.  (1)

10.10  Fourth Amendment to Amended and Restated Loan Agreement (1)

10.11  Net Lease Agreement, dated February 28, 1985, between Park Cattle Co.
       and the Registrant (1)

10.12  Lease, dated July 9, 1973, between Park Cattle Co. and the Registrant (1)

10.13  Deed of Trust with Assignment of Rents and Security Agreement (Nevada
       Property), dated March 15, 1985, between the Registrant and Lawyers
       Title of Northern Nevada, as Trustee, and First Interstate Bank of
       Nevada, N.A., First Interstate Bank of California, National Bank of
       Detroit, First Interstate Bank of Denver, N.A.,First Interstate of
       Washington, N.A., and First Interstate Bank of Utah, N.A. (1)

10.14  First Amendment to Deed of Trust with Assignment of Rents and Security
       Agreement (Nevada Property), dated April 20, 1989, between the Registrant and Western Title Company, Inc.,as Trustee, and First Interstate
       Bank of Nevada, N.A., First Interstate Bank of California,  National
       Bank of Detroit, First Interstate Bank of Denver, N.A.,First Interstate
       Bank of Washington, N.A.,  First Interstate Bank of Utah, N.A.,
       First Interstate Bank of Oregon, N.A., and West One Bank, Idaho, N.A. (1)

10.15  Deed of Trust and Assignment of Rents (California Property), dated March
       15, 1985, between the Registrant and Lawyers Title Insurance Corporation, as Trustee, and First Interstate Bank of Nevada, N.A., First
       Interstate Bank of California,  National Bank of Detroit, First
       Interstate Bank of Denver, N.A.,First Interstate Bank of Washington,
       N.A., and First Interstate Bank of Utah, N.A. (1)

10.16  First Amendment to Deed of Trust with Assignment of rents and Security
       Agreement (California Property), dated April 20, 1989, between the
       Registrant and Western Title Company, Inc., as Trustee, and First
       Interstate Bank of Nevada, N.A., First Interstate Bank of California,
       National Bank of Detroit, First Interstate Bank of Denver, N.A.,
       First Interstate of Washington, N.A., and First Interstate Bank of Utah,
       N.A., First Interstate Bank of Oregon, N.A., and West One Bank Idaho,
       N.A. (1)

10.17  Second Amendment to Deed of Trust with Assignment of Rents and Security
       Agreement (Nevada Property), dated January 12, 1993, between the
       Registrant and Western Title Company, Inc., as Trustee, and  First
       Interstate Bank of Nevada, N.A., First Interstate Bank of California,
       First Interstate Bank of Denver, N.A.,First Interstate Bank of Utah,
       N.A., West One Bank, Idaho, and NBD Bank, N.A.  (1)


10.18   Second Amendment to Deed of Trust with Assignment of Rents and Security
        Agreement (California Property), dated January 12, 1993, between the
        Registrant and Western Title Company, Inc., as Trustee, and First
        Interstate Bank of Nevada, N.A., First Interstate Bank  of California,
        First Interstate Bank of Denver, N.A.,First Interstate Bank of Utah,
        N.A., West One Bank, Idaho, and NBD Bank, N.A.  (1)

10.19   Employment Agreement,  dated November 1, 1993, between Richard F.
        Kudrna, Sr. and the Registrant (1)

10.20 Employment Agreement, dated November 30, 1993,between Thomas M. Yturbide and the Registrant (1)

10.21   Employment Agreement, dated November 30, 1993, between William B.
        Ledbetter and the Registrant (1)

10.22   Collective Bargaining Agreements between the Registrant and
        International Alliance of Theatrical Stage Employees and Moving Picture
        Machine Operators  (1)

10.23   Outside Directors Retirement Plan, Amended (1)

10.24   Director Emerita Resolution - Beverlee Ledbetter (1)

10.25   Supplemental Executive Retirement Plan (1)

10.26   Senior Supplemental Executive Retirement Plan (1)

10.27   Honorary Director Resolution - Vera Gross (1)

10.28   Stockholders Agreement among the Registrant, Lily Pond
        Investments, Inc. and Hard Rock Hotel, Inc.  (1)

10.29   Management Agreement between the Registrant  and Hard Rock Hotel, Inc.
        (1)

10.30   Definitive Agreement between Harveys C.C. Management
        Company and Mountain City Casino Partners  (1)

10.31   Management Agreement between the Registrant and
        Harveys Wagon Wheel Casino Limited Liability Company (1)

10.32   Form of Assignment and Assumption Agreement between
        Mountain City Casino Partners, L.P. and Harveys Wagon
        Wheel Casino Limited Liability Company  (1)

10.33   Loan Agreement between Harveys Wagon Wheel Casino
        Limited Liability Company and Mountain City Casino Partners, L.P.  (1)

10.34   Employment Agreement, dated November 29, 1993, between
        Charles W. Scharer and the Registrant  (1)

10.35   1993 Omnibus Incentive Plan (2)

10.36   1993 Non-Employee Directors Stock Option Program  (2)

10.37   Form of Deferred Compensation Agreement and Schedule of 1994
        Participants (2)

10.38 Form of Indemnification Agreement for Directors and Officers and Schedule of Indemnities (2)

Exhibit
Number  Description                               Page
10.39   Loan Agreement among Hard Rock Hotel, Inc., as borrower, the
        Registrant, as guarantor, First Interstate Bank of Nevada, N.A., as agent, and the several lenders thereunder  (2)

10.40   Promissory Note among Hard Rock Hotel, Inc., as borrower, the
        Registrant, as guarantor, First Interstate Bank of Nevada, N.A., as agent, and the several lenders thereunder  (2)

10.41   Guaranty of Loan executed by the Registrant  (2)

10.42   Amendment No. 1 to 1993 Non-Employee Directors Stock Option Program  (2)

10.43   $22,200,000 Construction Loan Agreement between Harveys Wagon Wheel
        Casino Limited Liability Company, as borrower, and the Registrant, as lender (3)

10.44   Secured Promissory Note between Harveys Wagon Wheel Casino Limited
        Liability Company, as maker, and the Registrant, as holder (3)

10.45   Deed of Trust, Security Agreement and Financing Agreement among
        Harveys Wagon Wheel Casino Limited Liability Company, as Grantor, the Public Trustee of the County of Gilpin, State of Colorado, as trustee, and the Registrant, as beneficiary (3)

10.46   Security Agreement between  Harveys Wagon Wheel Casino Limited
        Liability Company, as obligor, and the Registrant, as lender (3)

10.47   Assignment of Rents, Income and Other Contract Rights between
        Harveys Wagon Wheel Casino Limited Liability Company, as borrower, and the Registrant, as lender (3)

10.48 Subordination Agreement among 150 Rodeo Partners,Inc., the Registrant, and Harveys Wagon Wheel Casino Limited Liability Company (3)

10.49   Fifth  Amendment to Amended and Restated Loan Agreement, dated November
        8, 1994, between the Registrant, and First Interstate Bank of Nevada,
        N.A., West One Bank, Idaho, Society Generale, The Daiwa Bank, Limited,
        United States National Bank of Oregon, U.S. Bank of Nevada and First
        Security Bank of Idaho, N.A. (4)

10.50 First Amendment to Construction Loan Agreement, dated November 1, 1994, between Harveys Wagon Wheel Casino Limited Liability Company and the
        Registrant (4)

10.51 Amended and Restated Secured Promissory Note, dated November 1, 1994, between Harveys Wagon Wheel Casino Limited Liability Company and the
        Registrant (4)

10.52   First Amendment to Deed of Trust, Security Agreement and Financing
        Statement, dated November 1, 1994, between Harveys Wagon Wheel Casino
        Limited Liability Company and the Registrant (4)

10.53   First Amendment to Security Agreement, dated November 1, 1994, between
        Harveys Wagon Wheel Casino Limited Liability Company and the Registrant
       (4)

10.54   First Amendment to Assignment of Rents, Income and Other Contract
        Rights, dated November 1, 1994, between  Harveys Wagon Wheel Casino
        Limited Liability Company and the Registrant (4)

10.55 Amended and Restated Subordination Agreement, dated November 1, 1994, by and between 150 Rodeo Partners, Inc. and the Registrant and Harveys
        Wagon Wheel Casino Limited Liability Company (4)

Exhibit
Number  Description                                              Page
10.56   First Amendment to Loan Agreement, dated November 8, 1994, by and among
        First Interstate Bank of Nevada, N.A., Societe Generale, NBD Bank, N.A.,
        United States National Bank of Oregon, West One Bank, Idaho, First
        Security Bank of Idaho, N.A., The Daiwa Bank, Limited, and U.S. Bank of
        Nevada and First Interstate  of Nevada, N.A., Hard Rock Hotel, Inc., and
        Harveys Wagon Wheel, Inc. (4)

10.57   First Amendment to Guaranty of Loan, dated November 8,
        1994, between the Registrant and First Interstate Bank of Nevada, N.A., Societe Generale, NBD Bank, N.A., United States
        National Bank of Oregon, West One Bank, Idaho, First Security Bank of
        Idaho, N.A., The Daiwa Bank, Limited, and U.S. Bank of Nevada (4)

10.58   Employment Agreement dated November 17, 1993, by and between the
        Registrant and Bob Hall (4)

10.59   Employment Agreement dated January 13, 1994, by and between the
        Registrant and Stephen L. Cavallaro (4)

10.60   Excursion Boat Sponsorship and Operations Agreement, dated August 22,
        1994, by and between Iowa West Racing Association and Harveys Iowa
        Management Company, Inc.  (4)

10.61 Purchase Agreement, dated September 12, 1994, by and between the City of Council Bluffs and Harveys Iowa Management Co. (4)

10.62   Commitment Letter, dated January 18, 1995, between the
        Registrant and First Interstate Bank of
        Nevada, N.A. (4)

10.63   Form of Deferred Compensation Agreement and Schedule of 1995
        Participants (5)

10.64   Long-term Incentive Plan Guidelines (1994-1996 Performance Period) (5)

10.65   Short-term Incentive Plan (5)

10.66   Employment Agreement dated May 9, 1995 by and between the Registrant and
        Gary Armentrout. (6)

10.67 Loan Purchase Agreement (with Full Recourse to Seller) dated March 10, 1995 by and between the Registrant ("Sellers") and First Interstate Bank of Nevada, N.A. ("Buyer") (6)

10.68   Option Agreement dated March 10, 1995 by and between First Interstate
        Bank of Nevada, N.A. and the Registrant. (6)

10.69   Employment Agreement dated August 5, 1995, by and between the
        Registrant and Gary R. Selesner. (7)

10.70   Employment Agreement dated August 14, 1995, by and between the
        Registrant and John McLaughlin. (7)

10.71   Employment Agreement dated August 14, 1995, by and between the
        Registrant and Kevin Servatius. (7)

10.72   Employment Agreement dated August 24, 1995, by and between the
        Registrant and Edward B. Barraco. (7)

10.73   Employment Agreement dated August 21, 1995, by and between the
        Registrant and David J. Hurst.  (7)

Exhibit
Number  Description                                                   Page
10.74   Employment Agreement dated August 21, 1995, by and between the
        Registrant and Lou R. Kelmanson. (7)

10.75 Reducing Revolving Credit Agreement, dated as of August 14, 1995, by and among the Registrant and Harveys C.C. Management Company, Inc.,
        Harveys Iowa Management Company, Inc., (the  "Borrowers")and First
        Interstate Bank of Nevada, N.A., First Interstate Bank of California,
        Bank of the West, First Security Bank of Idaho, N.A., Imperial Bank,
        Norwest Bank of Nebraska, N.A., NBD Bank, Societe Generale, The Daiwa
        Bank, Limited, U.S. Bank of Nevada, West One Bank, Idaho and Argentbank,
        (the 'Lenders')

10.76   Second Amendment to Loan Agreement, dated November 7, 1995, by and among First Interstate Bank  of Nevada, N. A. ,Societe Generale, NBD
        Bank, N. A., United States National Bank of Oregon, West One Bank,
        Idaho, First Security Bank of Idaho, N. A., The Daiwa Bank, Limited,
        U. S. Bank of Nevada, Hard Rock Hotel, Inc. and Harveys Casino Resorts.
        (8)

10.77   Second Amended and Restated Reducing Revolving Credit Promissory Note,
        dated November 7, 1995 between First Interstate Bank of Nevada,
        N. A. as Agent Bank and Hard Rock Hotel, Inc.  (8)

10.78   Second Amendment to Guaranty of Loan, dated November 7,
        1995, between Harveys Casino Resorts and First Interstate
        Bank of Nevada, N. A., Societe Generale, NBD Bank, N. A.,
        United State National Bank of Oregon, West One Bank,
        Idaho, First Security Bank of Idaho, N. A., The Daiwa
        Bank, Limited and U. S.  Bank of Nevada. (8)

10.79 Employment Agreement, dated October 22, 1995 and effective December 1, 1995 by and between Harveys
        Casino Resorts and Thomas M. Yturbide. (8)

10.80   Employment Agreement, dated October 22, 1996 and
        effective December 1, 1995 by and between Harveys Casino
        Resorts and Charles W. Scharer.  (8)

10.81   Modification of Employment Agreement, dated November 21,
        1995 by and between Harveys Casino Resorts and Richard F.
        Kudrna, Sr. (8)

10.82   Harveys Casino Resorts Management Incentive Plan, approved
        August 8, 1995.   (8)

10.83   Long-term Incentive Plan Guidelines (1995-1997 Performance
        Period) (8)


10.84   1996 Omnibus Incentive Plan (10)

10.85   First Amendment, dated as of May 15, 1996, to Reducing
        Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel
        Casino Limited Liability Company and Harveys Iowa Management
        Company, Inc. (the Borrowers'),Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial
        Bank, Norwest Bank of  Nebraska, N. A., NBD Bank, Societe Generale,
        The Sumitomo Bank Limited, Chicago Branch, U. S. Bank  of Nevada,
        West One Bank, Idaho and Argentbank (the Lenders') (11)

10.86   Second Amendment, dated as of May 23, 1996, to Reducing
        Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel
        Casino Limited Liability Company and Harveys Iowa
        Management Company, Inc. (the  Borrowers'), Wells Fargo
        Bank, N. A., Bank of the West, First Security Bank of
        Idaho, N. A., Imperial Bank, Norwest Bank of Nebraska,
        N. A., NBD Bank, Societe Generale, The Sumitomo Bank
        Limited, Chicago Branch, U. S. Bank of Nevada, West One
        Bank, Idaho and Argentbank (the  Lenders') (11)

21.1    List of Subsidiaries of the Registrant (7)

Exhibit
Number  Description                                                Page

27      Financial Data Schedule (11)
        _______________________________________________
(1)     Incorporated herein by reference to Registration Statement No. 33-70670.

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28,1994.

(3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1994.

(4)     Incorporated herein by reference to Registrant's Annual
        Report on Form 10-K for the period ended November 30, 1994.

(5)     Incorporated herein by reference to Registrant's
        Quarterly Report on Form 10-Q for the period ended
        February 28, 1995.

(6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1995.

(7)     Incorporated herein by reference to Registrant's
        Quarterly Report on Form 10-Q for the period ended August
        31 1995.

(8)     Incorporated herein by reference to Registrant's Annual
        Report on Form 10-K for the period ended
        November 30, 1995

(9)     Incorporated herein by reference to Registration
        Statement No. 333-616

(10)    Incorporated herein by reference to Registration
        Statement No. 333-3576

(11)    Filed herewith

(12)    Incorporated herein by reference to Registrant's Current
        Report on Form 8-K filed June 14, 1996


