Form 10-Q
period 1996-08-31
HARVEYS CASINO RESORTS
filed 1996-10-23
CIK 914022

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996 FILED ON OCTOBER 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 1996
                                ---------------------
                         or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 1-12802
                       -------

                             HARVEYS CASINO RESORTS
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


          NEVADA                                   88-0066882
         --------                                 ------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

     Highway 50 & Stateline Avenue
             P.O. Box 128

          LAKE TAHOE, NEVADA                           89449
         --------------------                          -----
(Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (702) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

On October 10, 1996 the registrant had outstanding 9,806,930 shares of its $.01 par value, common stock.


             This document contains 38 sequentioally numbered pages.
                       The Exhibit Index begins on Page 25

                             HARVEYS CASINO RESORTS
                                      INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

 Item 1. Financial Statements

              Condensed Consolidated Balance Sheets,
              August 31, 1996 (Unaudited) and
              November 30, 1995                                            3

              Condensed Consolidated Statements of
              Income (Unaudited) For the Three Months
              and Nine Months Ended August 31, 1996 and 1995               4

              Condensed Consolidated Statements of Cash
              Flows (Unaudited) For the Nine Months
              Ended August 31, 1996 and 1995                               5

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                       6

 Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               13

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                               23

 Item 2.  Changes in Securities                                           23

 Item 3.  Defaults Upon Senior Securities                                 23

 Item 4.  Submission of Matters to a Vote of Security Holders             23

 Item 5.  Other Information                                               23

 Item 6.  Exhibits and Reports on Form 8-K                                23

SIGNATURES                                                                24

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amounts)

                                    ASSETS
                                               August 31,      November 30,
                                                  1996            1995
                                              -----------      -----------
                                              (Unaudited)
Current assets
 Cash and cash equivalents                     $  20,370       $  10,493
 Accounts receivable, net                          4,951           7,740
 Prepaid expenses                                  3,550           5,381
 Other current assets                              8,358           7,260
                                               ----------      ----------
  Total current assets                            37,229          30,874

Notes receivable-related party                     2,093           2,065
Notes receivable-other                             2,797           2,797

Property and equipment (net of accumulated
 depreciation of $109,015  and $100,934 at
 August and November, respectively)              308,247         250,777

Other assets                                      18,745          12,993

Investment in unconsolidated affiliate            14,769          13,738
                                               ----------      ----------
  Total assets                                 $ 383,880       $ 313,244
                                               ----------      ----------
                                               ----------      ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt
  (including $3,967 of related party debt
   at November 30,1995)                        $   2,671       $   6,467
 Accounts and contracts payable                    7,319           4,676
 Accrued expenses                                 23,396          13,015
                                               ----------      ----------
  Total current liabilities                       33,386          24,158

Long-term debt, net of current portion
 (including $7,935 of related party debt
  at November 30,1995)                           173,571         126,676
Deferred income taxes                             15,606          15,895
Minority interest in subsidiary                       --           1,758
Other liabilities                                 14,359          12,456
                                              -----------     -----------
  Total liabilities                              236,922         180,943
                                              -----------     -----------
Stockholders' equity
 Preferred stock, $.01 par value;
  5,000,000 shares authorized; none issued
 Common stock, $.01 par value;
  30,000,000 shares authorized;
  shares issued 9,816,822 (August) and
  9,402,657 (November)                                98              94
 Additional paid-in capital                       38,633          31,524
 Retained earnings                               109,136         102,064
 Treasury stock, at cost; 9,832 shares
  (August) and 5,350 shares (November)              (148)            (80)
 Net unrealized loss on marketable securities       (194)           (104)
 Deferred compensation                              (567)         (1,197)
                                               ----------      ----------
   Total stockholders' equity                    146,958         132,301
                                               ----------      ----------
   Total liabilities and stockholders' equity  $ 383,880       $ 313,244
                                               ----------      ----------
                                               ----------      ----------

       The accompanying notes are an integral part of these statements.

                                       HARVEYS CASINO RESORTS
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands, except per share amounts)
                                             (Unaudited)

                                                               Three Months                 Nine Months
                                                             Ended August 31,             Ended August 31,
                                                             ----------------             ----------------
                                                          1996             1995        1996            1995
                                                        --------         --------    --------        --------
Revenues
 Casino                                                 $ 54,847         $ 35,120    $137,121        $ 90,597
 Lodging                                                   9 505            7,943      21,765          19,334
 Food and beverage                                        12,584            9,995      30,029          25,863
 Other                                                     2,036            1,962       4,994           4,970
 Management fees and joint venture                           932              419       3,501             790
 Less: Casino promotional allowances                      (5,655)          (4,585)    (14,307)        (11,718)
                                                        --------         --------    --------        --------
   Total net revenues                                     74,249           50,854     183,103         129,836
                                                        --------         --------    --------        --------
Costs and expenses
 Casino                                                   23,524           15,804      64,628          43,231
 Lodging                                                   3,498            2,688       8,546           7,176
 Food and beverage                                         8,267            5,585      17,886          15,482
 Other                                                       816              803       2,139           2,147
 Selling, general and administrative                      18,491           13,069      49,661          37,573
 Depreciation and amortization                             4,455            3,263      11,904           9,415
 Pre-opening expenses                                         --               --       4,099           2,147
                                                        --------         --------    --------        --------
   Total costs and expenses                               59,051           41,212     158,863         117,171
                                                        --------         --------    --------        --------

   Operating income                                       15,198            9,642      24,240          12,665
                                                        --------         --------    --------        --------
Other income(expense)
 Interest income                                             205              202         611             738
 Interest expense                                         (5,018)          (2,242)    (10,092)         (6,586)
 Life insurance benefits                                      --              274          --             274
 Minority interest in loss of consolidated subsidiary         --              236          67             767
 Other, net                                                  148               (1)       (139)             12
                                                        --------         --------    --------        --------
                                                          (4,665)          (1,531)     (9,553)         (4,795)
                                                        --------         --------    --------        --------
Income before income taxes and
 extraordinary item                                       10,533            8,111      14,687           7,870

Income tax provision                                      (4,248)          (2,793)     (5,834)         (2,708)
                                                        --------         --------    --------        --------
Income before extraordinary item                           6,285            5,318       8,853           5,162
Extraordinary item-loss on early retirement
 of debt, net of income tax benefit                         (380)              --        (522)             --
                                                        --------         --------    --------        --------
   Net income                                           $  5,905         $  5,318    $  8,331        $  5,162
                                                        --------         --------    --------        --------
                                                        --------         --------    --------        --------
Income (loss) per share
   Income before extraordinary item                     $   0.64         $   0.56    $   0.92        $   0.55

   Extraordinary item-loss on early retirement
    of debt, net of income tax benefit                  $  (0.04)        $     --    $  (0.06)       $     --
                                                        --------         --------    --------        --------
   Net income per share                                 $   0.60         $   0.56    $   0.86        $   0.55
                                                        --------         --------    --------        --------
                                                        --------         --------    --------        --------
   Dividends declared per share                         $   0.05         $   0.04    $   0.13        $   0.12
                                                        --------         --------    --------        --------
                                                        --------         --------    --------        --------
   Weighted average shares used in
   calculating income(loss) per share                  9,878,644        9,486,433   9,650,161       9,461,045
                                                       ---------        ---------   ---------       ---------
                                                       ---------        ---------   ---------       ---------

        The accompanying notes are an integral part of these statements.

                                 HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)

                                                    Nine Months Ended August 31,
                                                    ----------------------------
                                                           1996           1995
                                                        ----------      --------

Cash flows from operating activities:
 Net income                                             $  8,331       $  5,162
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          11,904          9,415
   Other, net                                             17,962          4,708
                                                        ----------      --------
     Net cash provided by operating activities            38,197         19,285
                                                        ----------      --------

Cash flows from investing activities:
 Capital expenditures                                    (61,791)       (50,577)
 Investment in unconsolidated affiliate                       --         (4,001)
 Other, net                                                   89         (2,475)
                                                        ----------       -------
     Net cash used in investing activities               (61,702)       (57,053)
                                                        ----------       -------

Cash flows from financing activities:
 Purchase of notes and accrued interest
  in consolidated subsidiary                              (6,000)            --
 Principal payments on long-term debt                   (205,799)       (89,538)
 Dividends paid                                           (1,259)        (1,122)
 Proceeds from long-term debt                            103,000        131,092
 Proceeds from public debt offering                      150,000             --
 Debt issuance costs                                      (6,313)            --
 Other, net                                                 (247)          (593)
                                                        ----------      --------
     Net cash provided by financing activities            33,382         39,839
                                                        ----------      --------

 Increase in cash and cash equivalents                     9,877          2,071
 Cash and cash equivalents at beginning of period         10,493          7,446
                                                        ----------      --------
 Cash and cash equivalents at end of period             $ 20,370       $  9,517
                                                        ----------      --------
                                                        ----------      --------


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation and Consolidation - Harveys Casino Resorts (the "Company") is engaged in the casino entertainment industry. The Company owns and operates Harveys Resort Hotel Casino on the south shore of Lake Tahoe, Nevada. Until April 30, 1996, the Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ('HCCMC') owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ('HWW') which owns Harveys Wagon Wheel Hotel Casino in Central City Colorado. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. HCCMC has a contract to manage the Central City hotel and casino. Through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ('HLVMC'), the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ('HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino which opened for business on March 9, 1995. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ('HIMC') is the owner and operator of Harveys Casino/ Hotel and Kanesville Queen, a riverboat casino, hotel, convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

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

          The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are stated at cost adjusted by equity in undistributed earnings or losses. Minority interest represents the minority member's proportionate share of equity in HWW at November 30, 1995 and its proportionate share of income or loss from HWW until April 30, 1996, the date on which the Company acquired the minority interest in HWW.

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

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition at August 31, 1996, have been included. All necessary adjustments affecting cash flows for the nine months ended August 31, 1996 and 1995 or results of operations for the three and nine months ended August 31, 1996 and 1995, have also been included. The results of operations for the interim periods should not be considered indicative of results for a full fiscal year.

          Certain prior year period amounts have been reclassified to conform to the current period presentation. These reclassifications have no affect on the net income presented for any of the periods.

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

 3. Supplemental Disclosure of Cash Flow Information - The Company made cash payments for interest of $7.8 million and $4.1 million during the nine months ended August 31, 1996 and 1995, respectively. The Company capitalized $2.6 million of interest in the first nine months of fiscal 1996, and capitalized $ 569,000 in the same period of fiscal 1995. The Company made cash payments for income taxes of $2.1 million in the nine months of fiscal 1996, and $1.0 million during the same period of fiscal 1995.

4. Future Development Costs - The Company capitalizes costs associated with new gaming projects until: (i) the project is no longer considered viable and the costs are expensed; or (ii) the likelihood of the project is relatively certain and the costs are reclassified either to pre-opening costs and expensed when operations commence or to property and equipment and ultimately depreciated. Capitalized future development costs of approximately $1.1 million and $724,000 were included as other assets on the balance sheet at August 31,1996 and November 30, 1995, respectively.

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

6. Long-Term Debt - As of the following dates long-term debt (in thousands) consisted of :

                                                          August 31,           November 30,
                                                            1996                   1995
                                                       -------------        ---------------
    Subordinated notes payable to affiliates           $         -          $     11,902
    10 5/8% senior subordinated notes, due 2006            150,000                     -
    Banks and others -
        Note payable to banks                               22,000               115,000
        Notes payable to financing company                   4,003                 5,800
        Other                                                  239                   441
                                                       -------------        ---------------
                                                           176,242               133,143
         Less current portion                                2,671                 6,467
                                                       -------------        ---------------
                                                      $    173,571          $    126,676
                                                       -------------        ---------------
                                                       -------------        ---------------

                                HARVEYS CASINO RESORTS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


6.        Long-Term Debt (continued)

          Aggregate annual maturities of long-term debt (in thousands), based on amounts borrowed as of August 31, 1996, are as follows:


                Years ending
                 August 31,
                ------------
                 1997                         $      2,671
                 1998                                1,351
                 1999                                   11
                 2000                               22,012
                 2001                                   14
                 2002 and thereafter               150,183
                                              ------------
                                              $    176,242
                                              ------------
                                              ------------


          10 5/8% Senior Subordinated Notes, Due 2006 - On May 22, 1996 the Company issued and sold, pursuant to an underwritten public offering, $150 million in aggregate principal amount of 10 5/8% senior subordinated notes due 2006 (the 'Senior Notes').

          The Senior Notes are governed by an indenture ( the 'Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At August 31, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

          Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

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

          The proceeds from the sale of the Senior Notes, $145.5 million net of underwriting commissions, were used to (i) payoff a $10 million note payable to a private investor, (ii) retire the $19 million balance of the note payable under a riverboat financing agreement, (iii) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes that the Company had issued along with $6 million in cash in an exchange for the $11.9 million aggregate principal amount of subordinated notes, and interest accrued thereon, payable by HWW to affiliates and (iv) reduce the outstanding balance under the Company's reducing revolving bank credit facility.

                               HARVEYS CASINO RESORTS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)


6.        Long-Term Debt (continued)

          Subordinated Notes Payable to Affiliates - In November 1993, HWW issued approximately $11.9 million of 12% subordinated notes (the 'HWW Notes') payable to affiliates of Mountain City Casino Partners,
          L. P. ('Mountain City'), which, until April 30, 1996, owned a 30% minority interest in HWW. Interest on the notes was payable monthly beginning March 1995. Approximately $1.9 million of interest accrued through February 1995, was payable on December 1, 1995. An initial principal payment of $3.967 million was due in November 1995. HWW did not make the required principal payment or the $1.9 million interest payment. On April 30, 1996, the Company completed exchanges whereby,
          (i) the Company acquired the HWW Notes, and interest accrued thereon, in exchange for $6 million cash and $8 million aggregate principal amount of subordinated notes of the Company, due December 31, 2000 (the 'Debt Exchange') and (ii) the Company acquired all of the 30% minority equity interest in HWW, and the rights to a priority return from HWW, from Mountain City for 382,500 shares of the Company's common stock, par value $0.01 per share (the 'Equity Exchange').


          Notes Payable to Banks - On August 14, 1995 the Company entered into a reducing revolving credit agreement with a consortium of banks. On May 15, 1996 and again on May 23, 1996 the reducing revolving credit agreement was amended, essentially to allow for the Debt Exchange, the Equity Exchange and the issuance of the Senior Notes.

          As of August 31, 1996, under the amended reducing revolving credit agreement (the 'Credit Facility'), the Company could borrow up to a maximum available principal balance of $150 million. The maximum available under the Credit Facility is reduced by the advanced but unpaid principal balance and by any letter of credit exposure. The advanced but unpaid principal balance at August 31, 1996 and at November 30, 1995 was $22 million and $115 million, respectively. Outstanding letters of credit amounted to approximately $2.2 million at August 31, 1996. The note payable under the Credit Facility matures in August 2000. Until then, the annual year-end maximum principal balances are as follows:


                 November 30,
                 ------------
                 1996                         $ 150,000
                 1997                           135,000
                 1998                           120,000
                 1999                            97,500


          However, under the terms of the Indenture, the Company may not incur more than $115 million on indebtedness under the Credit Facility unless the Company's Fixed Charge Coverage Ratio (as defilned in the Indenture) is greater than 2.0 to 1.0 for the most recent four quarters. See Footnote 11-Subsequent Event.

          The Company pays quarterly fees at an annual rate of three-eights of one percent (0.375%) or one-half of one percent (0.5%) on the unborrowed maximum principal balance depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The rate in effect at November 30, 1995 and August 31, 1996 was 0.5%.

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

          Notes Payable to Financing Company- HWW entered into an equipment financing agreement with a financing company to finance the acquisition of up to $7.5 million of gaming and associated equipment. The principal balances of the secured notes under the equipment financing agreement as of August 31, 1996 were approximately $2.8 million and $1.2 million. The notes are secured by the equipment acquired and are payable in monthly payments of approximately $194,000 and $56,000 including interest that accrues at a rate of 12.15% per annum. The notes will mature in December 1997, and July 1998, respectively.

7. Extraordinary Item - In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. In June 1996, the Company applied a portion of the net proceeds from the sale of the Senior Notes to retire the note payable under a riverboat financing agreement and expensed the unamortized debt issuance cost related to that agreement. In July 1996, the Company retired the subordinated notes issued in the Debt Exchange and recognized expense as the result of writing off the related debt issuance costs. These items were reflected in the August 31, 1996 three month and nine month operating results as extraordinary losses net of income tax benefit of approximately $380,000 and $522,000, respectively.

8. Commitments - Until May 10, 1996, the Company, with the approval of its lenders, guaranteed up to $66.0 million of a loan on behalf of HRHC. On May 10, 1996, the Company was released from such guarantee. The Company paid a fee of approximately $385,000 to the banks participating in the HRHC loan as a condition of the release.

          On January 1, 1996, the Company opened the riverboat casino portion of its project in Council Bluffs, Iowa and on May 24, 1996 opened the 251-room land-based hotel facilities. The Company is in the process of finishing construction of the 21,000 square foot convention facility and other land-based amenities. As a result, the Company has entered into a number of contracts or agreements relative to the development of the Council Bluffs project. The cost of the project, including the riverboat casino vessel and pre-opening expenses, is expected to be approximately $114 million. Through August 31, 1996, the Company had incurred approximately $111 million of project costs.

9. Unconsolidated Affiliate - The Company owns a 40% equity interest in HRHC. Pursuant to a management agreement, the Company earns a base management fee of 4% of adjusted gross revenue (as defined in the agreement), and up to an additional 2% of adjusted gross revenue if certain financial targets are met, from HRHC. The Company accounts for its investment in HRHC on the equity method. The Hard Rock Hotel and Casino opened on March 9, 1995. Operating results prior to the opening were immaterial. Summarized, unaudited statement of operations information (in thousands of dollars) for HRHC follows:

                                Three Months             Nine Months
                              Ended August 31,         Ended August 31,
                            ------------------        ------------------
                              1996       1995           1996      1995
                            -------    -------        -------    -------
  Net revenues              $18,315    $17,370        $56,570    $37,274
  Operating income            2,439      1,266          9,085        45
  Net income (loss)             690       (421)         2,991    (2,189)


                             HARVEYS CASINO RESORTS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

9.  Unconsolidated Affiliate (continued)

    The results for the nine months ended August 31, 1995 include the effects of nonrecurring pre-opening expenses of approximately $4.5 million.

10. Summarized Financial Information of Subsidiaries - The Senior Notes issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The following summarized combined financial information of the guarantor subsidiaries includes the accounts of HCCMC, HWW (which became wholly-owned on April 30, 1996), HLVMC and
    HIMC (which commenced operations January 1, 1996).   Full separate
    financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors.

                                                           August 31, 1996              November 30, 1995
                                                           ---------------              -----------------
                                                            (Unaudited)
  Balance Sheet Data (in thousands)
  Assets:
     Current assets                                        $        14,820               $         6,591
     Noncurrent assets                                             185,410                       130,627
                                                           ---------------               ---------------
       Total assets                                        $       200,230               $       137,218
                                                           ---------------               ---------------
                                                           ---------------               ---------------

  Liabilities and Stockholder's Equity:
     Current liabilities                                   $        23,928               $        16,862
     Noncurrent liabilities                                        133,929                        83,371
     Minority interest in subsidiary                                     -                         1,758
     Stockholder's equity                                           42,373                        35,227
                                                           ---------------               ---------------
       Total liabilities and stockholder's equity          $       200,230               $       137,218
                                                           ---------------               ---------------
                                                           ---------------               ---------------


                                                       Three Months               Nine Months
                                                     Ended August 31,           Ended August 31,
                                               -------------------------    -----------------------
                                                   1996           1995         1996         1995
                                                   ----           ----         ----         ----
                                               (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)
  Statement of Operations Data
     (in thousands)
   Net revenues                                $   32,933   $    10,448     $   83,709   $   32,001
   Costs and expenses                             (26,962)       (8,900)       (69,606)     (28,461)
   Other expense                                   (3,607)         (821)        (7,434)      (2,500)
   Income tax provision                              (959)         (247)        (2,638)        (360)
                                               -----------  ------------    -----------  -----------
      Net income                               $    1,405   $       480     $    4,031   $      680
                                               -----------  ------------    -----------  -----------
                                               -----------  ------------    -----------  -----------

  Statement of Cash Flows Data
   (in thousands)
   Net cash provided by operating activities                                $   14,688   $    8,562
   Net cash used in investing activities                                       (54,314)     (47,306)
   Net cash provided by financing activities                                    49,471       39,707
                                                                            -----------  -----------
      Increase in cash and cash equivalents                                 $    9,845   $      963
                                                                            -----------  -----------
                                                                            -----------  -----------

                             HARVEYS CASINO RESORTS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

11. Subsequent Event - In October 1996, the Company's Credit Facility was amended. Among other things the amendment (i) extended the maturity date from August 16, 2000 to February 15, 2002, (ii) extended the due dates of required repayments of principal, (iii) relaxed the terms of certain financial covenants and (iv) reduced the maximum available principal balance to $115 million.

                             HARVEYS CASINO RESORTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Prior to fiscal 1995, the Company's operations were substantially limited to those of Harveys Resort Hotel Casino on the south shore of Lake Tahoe, Nevada. During fiscal 1993, the Company began investing in expansion projects designed to expand the Company's operations into new and diverse markets. On December 2, 1994, the first of the expansion projects, Harveys Wagon Wheel Hotel Casino opened in Central City, Colorado. On March 9, 1995, the Hard Rock Hotel and Casino opened in Las Vegas, Nevada. On January 1, 1996, the riverboat casino portion of Harveys Casino/ Hotel and Kanesville Queen opened for business in Council Bluffs, Iowa and, on May 24, 1996, the adjacent land-based hotel, food and beverage facilities opened.

On April 30, 1996, the Company acquired the 30% minority interest in HWW and Harveys Wagon Wheel Hotel Casino and HWW became wholly-owned by the Company. The operations of Harveys Wagon Wheel Hotel Casino are managed by HCCMC, a wholly-owned subsidiary of the Company. HCCMC receives a fee for management services provided by HCCMC. The accounts of HWW are consolidated with those of the Company. All significant intercompany transactions and accounts, including the management fee, are eliminated in consolidation.

The Hard Rock Hotel and Casino is owned by HRHC, a Nevada corporation, of which the Company, through its wholly owned subsidiary, HLVMC, owns 40% of the equity interest. HLVMC manages the operations of the Hard Rock Hotel and Casino pursuant to a management agreement between the Company and HRHC and receives management fees that are included in the Company's consolidated revenues. The investment in HRHC is accounted for on the equity method.

Harveys Casino/Hotel and Kanesville Queen project is wholly-owned and, since its opening in 1996, operated by the Company's wholly-owned subsidiary, HIMC. The accounts of HIMC are consolidated with those of the Company. All significant intercompany transactions and accounts are eliminated in consolidation.

On May 22, 1996, the Company received $145.5 million in proceeds, net of underwriting discounts and commissions, from the issuance and sale of $150 million in aggregate principal amount of Senior Notes.

The changes in the operating results for the third quarter and first nine months of fiscal 1996 as compared to the third quarter and first nine months of fiscal 1995 were primarily the result of the opening of the Company's expansion projects in fiscal 1996 and fiscal 1995. The changes in the Company's financial condition, liquidity, and capital resources, as discussed below, were primarily attributable to the Company's expansion efforts, the acquisition of the minority interests in HWW, the acquisition of the HWW Notes and the public offering of the Senior Notes.

RESULTS OF OPERATIONS


                                                    Three Months              Nine Months
                                                   Ended August 31,         Ended August 31,
                                                ---------------------    ---------------------
                                                   1996        1995         1996        1995
                                                ---------   ---------    ---------   ---------
                                                              (dollars in thousands)
Net Revenues
  Harveys Resort Hotel Casino                   $  41,316   $  40,401    $  99,394   $  97,830
  Harveys Wagon Wheel Hotel Casino                 10,927      10,029       32,330      31,211
  Harveys Casino/Hotel & Kanesville Queen (1)      21,074           -       47,878           -
  Harveys Las Vegas Management Company (2)            932         419        3,501         790
  Corporate and Development (3)                         -           5            -           5
                                                ---------   ---------    ---------   ---------
    Total Net Revenues                           $ 74,249    $ 50,854    $ 183,103   $ 129,836
                                                ---------   ---------    ---------   ---------
                                                ---------   ---------    ---------   ---------

Operating Income
  Harveys Resort Hotel Casino (3)                $ 11,941    $ 10,173    $  18,470   $  16,130
  Harveys Wagon Wheel Hotel Casino (4)              1,694       1,186        5,683       2,861
  Harveys Casino/Hotel & Kanesville Queen (1)       3,400           -        5,087           -
  Harveys Las Vegas Management Company (2)            877         362        3,333         679
  Corporate and Development (3)                    (2,714)     (2,079)      (8,333)     (7,003)
                                                ---------   ---------    ---------   ---------
    Total Operating Income                       $ 15,198    $  9,642    $  24,240   $  12,667
                                                ---------   ---------    ---------   ---------
                                                ---------   ---------    ---------   ---------

EBITDA (5)
  Harveys Resort Hotel Casino                    $ 14,072    $ 12,770    $  24,968   $  23,214
  Harveys Wagon Wheel Hotel Casino                  2,432       2,068        7,915       7,502
  Harveys Casino/Hotel & Kanesville Queen           4,900           -       12,152           -
  Harveys Las Vegas Management Company                932         419        3,499       1,952
  Corporate and Development                        (2,683)     (2,079)      (8,291)     (7,003)
                                                ---------   ---------    ---------   ---------
    Total EBITDA                                 $ 19,653    $ 13,178    $  40,243   $  25,665
                                                ---------   ---------    ---------   ---------
                                                ---------   ---------    ---------   ---------

(1) The riverboat casino portion of Harveys Casino/Hotel & Kanesville Queen commenced casino operations on January 1, 1996, and the land- based hotel facilities opened on May 24, 1996. The operating results for the nine months ended August 31, 1996 include approximately $4.1 million of pre-opening expenses.

(2) Net revenues and operating income for HLVMC, the wholly-owned subsidiary of the Company which provides management services to the Hard Rock Hotel and Casino, consist of fees earned by such entity pursuant to the terms of a management agreement and the 40% equity interest in the income or loss of the Hard Rock Hotel and Casino. The fiscal 1995 periods include the effect of HLVMC's pro rata share of after-tax pre-opening expenses of approximately $1.2 million.

(3) Harveys Resort Hotel Casino is a revenue-generating asset owned by the Company. The operating results relative to corporate and development expenses have been excluded from those of Harveys Resort Hotel Casino and presented under 'Corporate and Development' in the table above.

(4) The nine months ended August 31, 1995 includes approximately $2.1 million of pre-opening expenses.

(5) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the nine months ended August 31, 1995, Harveys Wagon Wheel Hotel Casino's EBITDA excludes approximately $2.1 million of pre-opening expenses. For the nine months ended August 31, 1995, HLVMC's EBITDA excludes approximately $1.2 million of HLVMC's pro rata share of after-tax pre-opening expenses associated with the March 1995 opening of the Hard Rock Hotel and Casino. For the nine months ended August 31, 1996, Harveys Casino Hotel & Kanesville Queen's EBITDA excludes approximately $4.1 million of pre-opening expenses.
    For the three months and nine months ended August 31, 1995, EBITDA for Harveys Resort Hotel Casino includes $274,000 of life insurance benefits.

COMPARISON OF THE THIRD QUARTERS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

The Company's consolidated net revenues for the third quarter of fiscal 1996 amounted to approximately $74.2 million, a new record for the Company's third quarter and an increase of $23.4 million, or 46.0%, over net revenues recorded in the third quarter of fiscal 1995. The increase was largely attributable to the $21.1 million of net revenues produced by the Company's facility in Council Bluffs, Iowa. The increase in net revenues generated during the current year third quarter at the Company's Lake Tahoe property amounted to approximately $915,000. Harveys Wagon Wheel Hotel Casino experienced a 9.0% increase in net revenues, up $898,000 from the third quarter of operations in fiscal 1995. The Company believes that available and convenient customer parking is a key element to continued progress in the Central City market. Consequently, the Company has recently commenced construction of a 550-car parking facility adjacent to the Harveys Wagon Wheel Hotel Casino. The Company anticipates that construction of the parking facility will be completed by the summer of 1997. The Hard Rock Hotel and Casino, which opened during the second quarter of fiscal 1995, contributed an increase of approximately $513,000 to the Company's net revenues in the third quarter of fiscal 1996, by way of management fees and equity in the joint venture income.

Fiscal 1996 third quarter casino revenues, enhanced by the riverboat casino operations in Council Bluffs, amounted to approximately $54.8 million, an increase of $19.7 million over the prior year comparable quarter. The initial third quarter of gaming activity on board the riverboat produced approximately $18.5 million of casino revenue, accounting for the majority of the quarter-over-quarter increase. The Colorado property contributed $1.5 million to the increase in casino revenues. Casino costs and expenses also increased for the comparable quarterly periods, up $7.7 million to $23.5 million for the current year period. The riverboat casino accounted for $7.1 million of the increase while the Colorado operation accounted for approximately $957,000 due to increases in casino complimentaries and promotions.

Lodging revenues for the fiscal 1996 third quarter improved by approximately $1.6 million over the prior year third quarter and amounted to $9.5 million. Increases in the occupancy rate at the Lake Tahoe hotel and the opening of the hotel facility in Council Bluffs accounted for the lodging revenues improvement. Lodging profit margins deteriorated for the quarter-to-quarter comparison due to pricing and promotions at the Council Bluffs property designed to attract initial customers and ensure a high occupancy rate.

In June 1996, HWW entered into a management agreement with an unaffiliated management company (the 'Food Service Manager') whereby the Food Service Manager will provide substantially all of the food service and a portion of the beverage service at Harveys Wagon Wheel Hotel Casino. The managed food service facilities include a Tony Roma's Famous For Ribs restaurant. The Food Service Manager pays HWW a monthly base fee and potentially an annual percentage fee if the Food Service Manager's food and beverage revenues exceed an established target. Consequently, operating results for Harveys Wagon Wheel Hotel Casino for periods after
                                      15
the outsourcing reflect diminished food and beverage revenues and diminished food and beverage costs and expenses. Other revenues include fees earned by the Company and payable by the Food Service Manager.

Food and beverage revenues for the current fiscal year third quarter amounted to $12.6 million, an improvement of $2.6 million over the prior year third quarter. The beverage and limited food service aboard the Council Bluffs riverboat casino and the recently opened food and beverage offerings at the Council Bluffs land-based facilities provided $2.7 million of revenue. The outsourcing of food services to the Food Service Manager in July at Harveys Wagon Wheel Hotel Casino resulted in a $276,000 decline in food and beverage revenues from the Colorado property. The revenue contribution from the Lake Tahoe food and beverage operations improved by approximately $186,000. Food and beverage costs increased by $2.7 million or, 48.0%, in the quarter-to-quarter comparison due to promotions during the first full quarter of operation of the Council Bluffs land-based restaurants. A $500,000 improvement in food and beverage costs was recognized as the result of outsourcing food services at Harveys Wagon Wheel Hotel Casino pursuant to the Company's agreement with the Food Service Manager.

Other revenues for the fiscal third quarter improved by $74,000 from those of the prior fiscal year third quarter. Additionally, the contribution from the Company's management fees and 40% equity participation in the Hard Rock Hotel and Casino amounted to an increase of approximately $513,000 in management fees and joint venture revenues.

Selling, general and administrative expenses increased by approximately $5.4 million, or 41.5%, to $18.5 million for the current fiscal year third quarter. The second full quarter of operations in Council Bluffs resulted in approximately $5.2 million of selling, general and administrative expenses. The Central City operations recognized an increase in overall selling, general and administrative expenses of approximately $242,000 from the third quarter of fiscal 1995 compared to the current fiscal year third quarter due to increases in advertising and promotional expenses. The selling, general and administrative expenses incurred by the Lake Tahoe property declined approximately $580,000 comparing fiscal 1996 third quarter selling, general and administrative expenses to those of the prior year third quarter. However, this savings was offset by an increase of approximately $600,000 in corporate and business development expenses. Depreciation and amortization expenses increased by $1.2 million, due to the opening and operation of the facilities in Council Bluffs. Net interest expense increased by $2.8 million to approximately $4.8 million for the third quarter of fiscal 1996 as a result of the financing of the Council Bluffs project and the issuance of the Senior Notes.

In June 1996, the Company retired the $19 million principal balance outstanding under a note payable resulting from the financing of the construction of the Company's riverboat. At that time, the Company expensed the remaining unamortized debt issuance costs related to the riverboat financing. In July 1996, the Company redeemed, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued in the Debt Exchange and expensed the remaining unamortized debt issuance costs associated with those notes. The expensing of the debt issuance costs was reported as an extraordinary loss, net of income tax benefits, in the results of operations for the third quarter of fiscal 1996.

The net income for the fiscal 1996 third quarter amounted to approximately$5.9 million compared to $5.3 million for the prior fiscal year third quarter. If the extraordinary loss on early retirement of debt was excluded from the current year period, the Company would have had net income of approximately $6.3 million for the third quarter of fiscal 1996.

COMPARISON OF THE NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

The Company's consolidated net revenues through the nine months ended August 31, 1996 amounted to approximately $183.1 million, an increase of $53.3 million, or 41.0%, over net revenues recorded in the same period of fiscal 1995. The increase was primarily attributable to the $47.9 million of net revenues produced by the operations of the Company's Council Bluffs facility. Net revenues generated during the current year at the Company's Lake Tahoe property accounted for approximately $1.6 million of the increase. Harveys Wagon Wheel Hotel Casino experienced a $1.1 million increase in net revenues, compared to net revenues generated during the property's inaugural operations in fiscal 1995. The Hard Rock Hotel and Casino, which opened in March 1995, contributed an increase of $2.7 million in the Company's net revenues for the first nine months of fiscal 1996, by way of management fees and equity in the joint venture income. The prior year period's management fees and equity in joint venture income were diminished by approximately $1.2 million as a result of HLVMC's pro rata share of after-tax pre-opening expenses.

Year-to-date casino revenues, including eight months of casino revenues from the riverboat casino operations in Council Bluffs, amounted to approximately $137.1 million, an increase of $46.5 million over the prior year period. The gaming activity on board the riverboat produced approximately $44.4 million of casino revenue, accounting for the majority of the year-to-date increase. Casino revenues for the Lake Tahoe casino operations were flat and the Colorado operations contributed approximately $2.1 million to the casino revenue increase. Casino costs and expenses also increased for the comparable year-to-date periods, up $21.4 million to $64.6 million for the first nine months of fiscal 1996. The riverboat casino accounted for $17.9 million of the increase while the Lake Tahoe and Colorado operations accounted for approximately $991,000 and $2.5 million of the increase, respectively, due, in part, to increases in casino complimentaries and promotions at both properties.

Lodging revenues for the fiscal 1996 nine month period increased by approximately $2.4 million over the prior year comparable period and amounted to $21.8 million. Increases in the occupancy rate at the Lake Tahoe property and the opening of the hotel facility in Council Bluffs at the end of May 1996 provided for the lodging revenues improvement. Lodging profit margins deteriorated for the 1996 nine month period compared to the 1995 nine month period while improvements in lodging profit margins were recognized at both Lake Tahoe and Central City, such improvements were more than offset by the lower margin recognized in Council Bluffs as a result of pricing and promotions designed to attract initial customers to and ensure a high occupancy rate at the land-based hotel.

Food and beverage revenues for the current fiscal year period amounted to $30.0 million, an improvement of $4.2 million over the 1995 period. The beverage and limited food service aboard the Council Bluffs riverboat casino and expanded food and beverage offerings available at the Council Bluffs land-based facilities provided $4.0 million of the increase. Food and beverage costs and expenses increased by $2.4 million, or 15.5 %, in the period-to-period comparison due to the opening of the land-based restaurants in Council Bluffs offset by improvements in cost-of-sales at the Lake Tahoe property and improvements in cost-of-sales and labor at the Central City operations, due in part to the outsourcing of food services at the Colorado property.

Other revenues for the fiscal year-to-date period remained flat with those from the prior fiscal year period. The contribution from the Company's management fees and 40% equity participation in the Hard Rock Hotel and Casino amounted to an increase in revenues of approximately $2.7 million. The Hard Rock Hotel and Casino opened in March 1995 and, consequently, the nine month period of the prior year includes the effect of HLVMC's pro rata share of after-tax pre-opening expenses of approximately $1.2 million.

Selling, general and administrative expenses increased by approximately $12.1 million, or 32.2%, to $49.7 million for the current fiscal year period. The operations in Council Bluffs resulted in approximately $12.4 million of selling, general and administrative expenses, excluding the recognition of pre-opening expenses. The Central City and Lake Tahoe operations recognized improvements in overall selling, general and administrative expenses of approximately $169,000 and $1.5 million, respectively. Corporate and development expenses increased by approximately $1.3 million for the same period-to-period comparison. Depreciation and amortization expenses increased by $2.5 million. All of the increase in depreciation and amortization was associated with the opening and operation of the facilities in Council Bluffs. Net interest expense increased by $3.6 million, or 62.1%, to approximately $9.5 million for the fiscal 1996 period as a result of the financing of the Council Bluffs project and the issuance of the Senior Notes.

With the opening of the Council Bluffs riverboat casino in January 1996 and the opening of land-based facilities in May 1996, the Company recognized approximately $4.1 million of pre-opening expenses. The Company opened Harveys Wagon Wheel Hotel Casino in the first quarter of 1995 and recognized approximately $2.1 million of pre-opening expenses. Additionally, the Company's equity in the loss from the Hard Rock Hotel and Casino included the prorata effects of approximately $4.5 million of pre-opening costs expensed at the Hard Rock Hotel and Casino during the second quarter of fiscal 1995. These charges had previously been incurred in connection with the development of the properties and deferred until operations commenced.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. The write-off of these costs along with the expensing of similar costs associated with debt retired in the third quarter of fiscal 1996 was reflected in the 1996 operating results as an extraordinary loss, net of income tax benefit, and amounted to approximately $522,000.

The Company's net income for the fiscal 1996 period was approximately $8.3 million compared to $5.2 million for the prior fiscal year period. If pre-opening expenses, net of taxes, were excluded from both periods and if the extraordinary loss on early retirement of debt was excluded from the current year period, the Company would have had net income of approximately $11.3 million for the current fiscal year period and approximately $7.3 million for the comparable period of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, and in fiscal 1996, the net proceeds of $145.5 million, net of underwriting discounts and commissions, from the Company's public debt offering.

At August 31, 1996, the Company had approximately $ 20.4 million of cash and cash equivalents and a maximum of $125.8 million available under the Credit Facility, subject to compliance with certain financial covenants. Cash flow from operations for the nine months of fiscal 1996 was approximately $38.2 million compared to $19.3 million for the first nine months of fiscal 1995.

During the first nine months of fiscal 1996, the Company continued to fund the development and construction of the Council Bluffs project with cash expenditures of $53.8 million . Additionally, the Company made cash payments for dividends of approximately $1.3 million during the nine month period and incurred additional cash expenditures of approximately $8 million in connection with capital improvements and replacements at Harveys Resort Hotel Casino.

On April 30, 1996, pursuant to the terms of the Debt Exchange, the Company paid the holders of the HWW Notes an aggregate of $6 million in cash and issued an aggregate of $8 million in subordinated notes in exchange for all of the outstanding HWW Notes and unpaid interest accrued thereon. On such date, pursuant to the terms of the Equity Exchange, the Company also exchanged 382,500 shares of the Company's common stock for (i) 30% of the equity interests of HWW, (ii) the rights to an approximately $3 million priority return from HWW and (iii) an option to acquire an additional 5% of the equity interests in HWW.

On May 22, 1996, the Company completed its public debt offering of the $150 million in Senior Notes. The proceeds, $145.5 million net of underwriting discounts and commissions, were used to (i) payoff a $10 million note payable to a private investor, (ii) retire the $19 million principal balance of the note payable under a riverboat financing agreement, (iii) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued in the Debt Exchange and (iv) reduce the outstanding principal balance under the Credit Facility.

In May 1996, in preparation for the public debt offering, the Company negotiated a release of its guarantee of the amount outstanding under HRHC's reducing revolving credit facility. The Company paid a fee of approximately $385,000 to the banks participating in the reducing revolving credit facility in connection with the release.

As a result of the Debt Exchange, the Equity Exchange, the public debt offering and the use of proceeds therefrom, and borrowings to fund capital expenditures, the Company's long-term debt at August 31, 1996 amounted to approximately $173.6 million, compared to approximately $126.7 million at November 30, 1995.

The Company's debt, including the current portion of approximately $2.7 million, consists of the $150 million in Senior Notes, $22 million outstanding under the Credit Facility, $4 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $239,000 of other debt.

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

Until October 1996, the maximum available principal balance under the Credit Facility was $150 million, reduced by outstanding borrowings and letter of credit exposure. At November 30, 1995 the outstanding borrowings under the Credit Facility amounted to $115 million and letters of credit exposure amounted to approximately $1.7 million leaving $33.3 million available. At August 31, 1996 the outstanding borrowings under the Credit Facility amounted to $22 million, the letters of credit exposure had increased to $2.2 million and the maximum amount available was approximately $125.8 million, subject to compliance with financial covenants.

In October 1996, the Credit Facility was amended. Among other things the amendment (i) extended the maturity date from August 16, 2000 to February 15, 2002, (ii) extended the due dates of required repayments of principal, (iii) relaxed the terms of certain financial covenants and (iv) reduced the maximum available principal balance to $115 million.

There are no required repayments of principal under the Credit Facility in fiscal 1996 or 1997. In 1998, required repayments of principal, assuming maximum principal amounts are outstanding, total $11.5 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of (i) Harveys Resort Hotel Casino, (ii) HIMC and (iii) HWW, including a pledge of the subsidiaries' stock, as well as all of the contracts the Company has entered into in connection with its ownership and operation of (a)Harveys Resort Hotel Casino, (b) HIMC and (c) HWW. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the LIBOR or the prime rate of Wells Fargo Bank, formerly First Interstate Bank of Nevada, N. A. ('Wells Fargo'), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of August 31, 1996 were 2.25% with respect to the LIBOR based interest rate, and 0.75%, with respect to the Wells Fargo prime rate based interest rate.

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

The Company pays Wells Fargo an annual agency fee of $100,000 for its services as agent of the lenders under the Credit Facility and an annual non-usage fee ranging from 3/8 of one percent to 1/2 of one percent of the average daily amount of the unused portions of funds committed under the Credit Facility, depending upon the applicable interest rate margin.

The Senior Notes are governed by the Indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At August 31, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

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

The Company believes that its existing cash and cash equivalents, cash flows from operations, and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations, including,
(i) final payments for construction of the Council Bluffs project, (ii) capital improvements and replacements at the operating properties, (iii) the construction of a parking garage adjacent to Harveys Wagon Wheel Hotel Casino and (iv) debt service requirements. The existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all.

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and the Commitments footnote to the Condensed Consolidated Financial Statements (Note 8) may contain various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as 'believes', 'anticipates' or 'expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-
looking statements.   Such factors include, without limitation, the following:
increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives, significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets, adverse results of significant litigation matters. Many of the foregoing factors have been discussed in the Company's prior Securities and Exchange Commission filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                          PART II - OTHER  INFORMATION


Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              See attached Exhibit Index

         (b)  Reports on Form 8-K

              On June 14, 1996, the Company filed a Current Report on Form 8-K, under Item 5, Other Events, in order to file the First Supplemental Indenture, dated June 5, 1996, between the Registrant and IBJ Schroder Bank and Trust Company, as Trustee. The First Supplemental Indenture supplements the Indenture dated May 15, 1996 between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee for the Registrant's $150 million, 10 5/8% Senior Subordinated Notes Due 2006.

              On July 3, 1996, the Company filed a Current Report on Form 8-K under Item 4, Changes in Registrant's Certifying Accountant. On June 27, 1996 Grant Thornton LLP was dismissed as the Registrant's certifying accountant and Deloitte & Touche LLP was selected as the principal accountant to audit the Registrant's financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARVEYS CASINO RESORTS
                                   -------------------------------------------
                                   Registrant





Date:          October 14, 1996
                                              John J. McLaughlin
                                   -------------------------------------------
                                   John J. McLaughlin,
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Principal Financial
                                   Officer)

                                     EXHIBIT INDEX

Exhibit
Number                           Description                               Page
-------  -------------------------------------------------------------     ----
2.1 Acquisition Agreement, dated as of March 28, 1996, between the Registrant and Mountain City Casino Partners, L. P. (9)

3.1      Restated Articles of Incorporation of the Registrant (1)

3.2      Sixth Amended Bylaws of the Registrant (11)

4.1      Form of Stock Certificate of the Registrant (1)

4.2 Indenture, dated as of April 30, 1996 between the Registrant and IBJ Schroder Bank and Trust, as Trustee (including form of Note) (9)

4.3 Indenture, dated as of May 15, 1996 by and among the Registrant (the 'Issuer') Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company,Inc. (the 'Guarantors') and IBJ Schroder Bank & Trust Company as Trustee (including form of Note) (10)

4.4 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the 'Issuer'), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the 'Guarantors'), and IBJ Schroder Bank and Trust Company as Trustees (12)

10.1 Amended and Restated Loan Agreement, dated April 20, 1989, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Oregon, N.A., First Interstate Bank of Washington, N.A., First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

10.2 Amended and Restated Promissory Note, dated April 20, 1989, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Oregon, N.A., First Interstate Bank of Washington, N.A., First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

10.3 Rate Reduction Agreement, dated February 27, 1990, between First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Oregon, N.A., First Interstate Bank of Washington , N.A., First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. and the Registrant. (1)

10.4 First Amendment to Amended and Restated Loan Agreement, dated August 30, 1991, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

Exhibitt
Number                             Description                              Page
-------  -------------------------------------------------------------     ----

10.5 Second Amended and Restated Promissory Note, dated August 30, 1991, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

10.6 Second Amendment to Amended and Restated Loan Agreement and Amendment to A/R Note, dated March 30, 1992, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

10.7 Letter Agreement, dated November 25, 1992, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., National Bank of Detroit and First Interstate Bank of Utah, N.A. (1)

10.8 Third Amendment to Amended and Restated Loan Agreement, dated January 8, 1993, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., NBD Bank, N.A., and First Interstate Bank of Utah, N.A. (1)

10.9 Third Amended and Restated Promissory Note, dated January 15, 1993, between the Registrant and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A., West One Bank, Idaho, N.A., NBD Bank, N.A., and First Interstate Bank of Utah, N.A. (1)

10.10    Fourth Amendment to Amended and Restated Loan Agreement (1)

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

Exhibitt
Number                              Description                            Page
-------  -------------------------------------------------------------     ----
10.15 Deed of Trust and Assignment of Rents (California Property), dated March 15, 1985, between the Registrant and Lawyers
         Title Insurance Corporation, as Trustee, and  First
         Interstate Bank of Nevada, N.A., First Interstate Bank of
         California, National Bank of Detroit, First Interstate Bank of Denver, N.A.,First Interstate Bank of Washington, N.A., and First Interstate Bank of Utah, N.A. (1)

10.16 First Amendment to Deed of Trust with Assignment of rents and Security Agreement (California Property), dated April
         20, 1989, between the Registrant and Western Tiel Company, Inc., as Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, National Bank of Detroit, First Interstate Bank of Denver, N.A.,First Interstate of Washington, N.A., and First Interstate Bank of Utah, N.A., First Interstate Bank of Oregon, N.A., and West One Bank Idaho, N.A. (1)

10.17 Second Amendment to Deed of Trust with Assignment of Rents and Security Agreement (Nevada Property), dated January 12, 1993, between the Registrant and Western Title Company, Inc., as Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A.,First Interstate Bank of Utah, N.A., West One Bank, Idaho, and NBD Bank, N.A. (1)

10.18 Second Amendment to Deed of Trust with Assignment of Rents and Security Agreement (California Property), dated January 12, 1993, between the Registrant and Western Title Company,
          Inc., as Trustee, and   First Interstate Bank of Nevada,
          N.A., First Interstate Bank of California, First Interstate Bank of Denver, N.A.,First Interstate Bank of Utah, N.A., West One Bank, Idaho, and NBD Bank, N.A. (1)

10.19     Employment Agreement,  dated November 1, 1993,  between
          Richard F. Kudrna, Sr. and the Registrant (1)

 10.20    Employment Agreement, dated November 30, 1993,  between
          Thomas M. Yturbide and the Registrant (1)

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

10.24     Director Emerita Resolution - Beverlee Ledbetter (1)

10.25     Supplemental Executive Retirement Plan (1)

10.26     Senior Supplemental Executive Retirement Plan (1)

10.27     Honorary Director Resolution - Vera Gross (1)

10.28     Stockholders Agreement among the Registrant, Lily Pond
          Investments, Inc. and Hard Rock Hotel, Inc.  (1)

Exhibit
Number                                                  Description                                                         Page
-------             --------------------------------------------------------------------------------------------            ----

10.29               Management Agreement between the Registrant and Hard Rock Hotel, Inc. (1)

10.30               Definitive Agreement between Harveys C.C. Management Company and Mountain City
                    Casino Partners, L.P. (1)

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





Exhibit
Number                                                  Description                                                         Page
-------             --------------------------------------------------------------------------------------------            ----

10.46               Security Agreement between  Harveys Wagon Wheel Casino Limited Liability
                    Company, as obligor, and the Registrant, as lender (3)

10.47               Assignment of Rents, Income and Other Contract Rights between Harveys Wagon
                    Wheel Casino Limited Liability Company, as borrower, and the Registrant, as lender (3)

10.48               Subordination Agreement among 150 Rodeo Partners, Inc., the Registrant, and Harveys
                    Wagon Wheel Casino Limited Liability Company (3)

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





Exhibit
Number                                                  Description                                                         Page
-------             --------------------------------------------------------------------------------------------            ----

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

10.70               Employment Agreement dated August 14, 1995, by and between the Registrant and John
                    McLaughlin. (7)

10.71               Employment Agreement dated August 14, 1995, by and between the Registrant and
                    Kevin Servatius. (7)

10.72               Employment Agreement dated August 24, 1995, by and between the Registrant and
                    Edward B. Barraco. (7)

10.73               Employment Agreement dated August 21, 1995, by and between the Registrant and
                    David J. Hurst. (7)

Exhibit
Number                       Description                                   Page
-------   -------------------------------------------------------------   ------

10.74 Employment Agreement dated August 21, 1995, by and between the Registrant and Lou R. Kelmanson. (7)

10.75 Reducing Revolving Credit Agreement, dated as of August 14, 1995, by and among the Registrant and Harveys C.C. Management Company, Inc., Harveys Iowa Management Company, Inc., (the "Borrowers")and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, Bank of the West, First Security Bank of Idaho, N.A., Imperial Bank, Norwest Bank of Nebraska, N.A., NBD Bank, Societe Generale, The Daiwa Bank, Limited, U.S. Bank of Nevada, West One Bank, Idaho and Argentbank, (the"Lenders"). (7)

10.76 Second Amendment to Loan Agreement, dated November 7, 1995, by and among First Interstate Bank of Nevada, N. A., Societe Generale, NBD Bank, N. A., United States National Bank of Oregon, West One Bank, Idaho, First Security Bank of Idaho, N. A., The Daiwa Bank, Limited, U. S. Bank of Nevada, Hard Rock Hotel, Inc. and Harveys Casino Resorts. (8)

10.77     Second Amended and Restated Reducing Revolving Credit
          Promissory Note, dated November 7, 1995   between First
          Interstate Bank of Nevada, N. A. as Agent Bank and Hard Rock Hotel, Inc. (8)

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

10.80 Employment Agreement, dated October 22, 1996 and effective December 1, 1995 by and between Harveys Casino Resorts and Charles W. Scharer. (8)

10.81 Modification of Employment Agreement, dated November 21, 1995 by and between Harveys Casino Resorts and Richard F.
          Kudrna, Sr. (8)

10.82 Harveys Casino Resorts Management Incentive Plan, approved August 8, 1995. (8)

10.83     Long-term Incentive Plan Guidelines (1995-1997 Performance
          Period) (8)

10.84     1996 Omnibus Incentive Plan (10)

10.85 First Amendment, dated as of May 15, 1996, to Reducing Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company and Harveys Iowa Management Company, Inc. (the 'Borrowers'), Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank Limited, Chicago Branch,
          U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the 'Lenders') (11)

Exhibit
Number                       Description                                   Page
-------   -------------------------------------------------------------   ------

10.86 Second Amendment, dated as of May 23, 1996, to Reducing Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company and Harveys Iowa Management Company, Inc. (the 'Borrowers'), Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank Limited, Chicago Branch,
          U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the 'Lenders') (11)

10.87 Release of Guaranty Agreement, dated May 10, 1996, by and among the Registrant, the Lenders, the Agent Bank, the Banks and Hard Rock Hotel, Inc. (13)

21.1      List of Subsidiaries of the Registrant (13)

27        Financial Data Schedule (13)
          _______________________________________________
   (1)    Incorporated herein by reference to Registration Statement
          No. 33-70670.

   (2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1994.

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

   (4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1994.

   (5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1995.

   (6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1995.

   (7) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1995.

   (8)    Incorporated herein by reference to Registrant's Annual
          Report on Form 10-K for the period ended November 30, 1995

   (9)    Incorporated herein by reference to Registration Statement
          No. 333-616

  (10)    Incorporated herein by reference to Registration Statement
          No. 333-3576

  (11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996

  (12) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

  (13)    Filed herewith