Form 10-K
period 1996-11-30
HARVEYS CASINO RESORTS
filed 1997-02-28
CIK 914022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                       OR

/ /  TRANSITION EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

     Commission file number 1-12802

                             HARVEYS CASINO RESORTS
             (Exact name of registrant as specified in its charter)

                NEVADA                                  88-0066882
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    HIGHWAY 50 & STATELINE AVENUE
   P.O. BOX 128, LAKE TAHOE, NEVADA                       89449
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code (702) 588-2411
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
  Common Stock; par value $0.01 per              New York Stock Exchange
                share

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sales price of February 21, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $74,444,401.

    The number of shares outstanding of the registrant's common stock, $.01 par value was 9,822,213 as of February 21, 1997.

    Part III incorporates information by reference from the registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Harveys Casino Resorts ( the "Company" or the "Registrant") is an established owner, operator and developer of high-quality hotel/casinos in Nevada and new gaming jurisdictions. The Company owns and operates Harveys Resort Hotel/Casino ("Harveys Resort"), the Lake Tahoe area's largest hotel/casino. Harveys Resort, in operation since 1944, is situated on the south shore of scenic Lake Tahoe on the Nevada/California state line. The Company owns and operates Harveys Wagon Wheel Hotel/Casino ("Harveys Wagon Wheel") in Central City, Colorado, which opened in December 1994 as the first major hotel/casino serving the greater Denver area. The Company owns and operates a riverboat casino and hotel/convention center in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. The Harveys Casino Hotel riverboat casino opened on January 1, 1996 and is one of only three operators in the Omaha/Council Bluffs gaming market, which also includes one other riverboat casino and a slot machine operator at the local dogtrack. The adjacent land-based hotel and convention center facilities opened in May 1996. In addition, through a joint venture between the Company and the Hard Rock Cafe co-founder Peter A. Morton, the Company owns 40% of and manages the Hard Rock Hotel and Casino in Las Vegas, Nevada, which opened in March 1995. See "- Harveys Wagon Wheel","- Hard Rock Hotel and Casino" and "- Harveys Casino Hotel" below.

     Harveys Resort was originally founded on the south shore of Lake Tahoe by Harvey and Llewellyn Gross in 1944 as a one room saloon, cafe and casino. Major additions to the property were made in 1955 and 1963, and since 1979 the Company has pursued a master plan through which it has developed the property into a major hotel/casino consisting of 740 hotel rooms, an 88,000-square foot casino, 23,000 square feet of convention space, 2,967 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants and retail shops, a pool, a health club and a video arcade. Mr. Gross ran Harveys Resort until the early 1980's at which time he transferred responsibilities to an experienced casino management team. Today, Harveys Resort offers its customers high quality hotel rooms, excellent dining facilities, an exciting location, entertaining events and a lively gaming atmosphere.

     Through Harveys Wagon Wheel, which opened in December 1994, the Company established the first major hotel/casino serving the greater Denver area, Colorado's major population center of more than 2 million people. Unlike other gaming facilities in the Central City area, which offer no overnight accommodations, limited on-site parking and few non-gaming amenities, Harveys Wagon Wheel includes 882 slot machines, 18 table games and a nine-table poker area, a 118-room hotel and 195 on-site parking spaces. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a children's arcade.

     The Hard Rock Hotel and Casino is located three blocks east of the Las Vegas Strip at the intersection of Paradise Road and Harmon Avenue on approximately 16 acres and consists of an 11-story, 339-room hotel that houses a 28,000-square foot casino containing 807 slot machines, 41 table games and a sports and race book. The interior and exterior decor of the facility resembles that of Hard Rock Cafes and incorporates authentic rock'n'roll and entertainment collectibles such as electric guitars and gold records. Mr. Morton is Chairman of Hard Rock Hotel, Inc. ("HRHC") and receives a supervisory fee for supervising certain aspects of the development and operations of the Hard Rock Hotel and Casino.

     The Harveys Casino Hotel riverboat casino accommodates 2,352 passengers and is berthed on the Missouri River directly across from Omaha, Nebraska in Council Bluffs, Iowa. The riverboat casino has 24,500 square feet of casino space on two decks and contains 906 slot machines, 48 table games and a seven-table poker area. Harveys Casino Hotel's land-based amenities include surface parking for approximately 1,700 cars and a 14-story, 251-room hotel with a 21,000 square foot convention center which opened in May 1996.

BUSINESS STRATEGY

     The Company's business strategy is to develop premium hotel/casino facilities in markets in which the Company believes it can establish and maintain a prominent position or niche. Each of the Company's properties offers casino gaming and a full range of amenities in a friendly atmosphere that caters to middle-and upper middle-income customers. This strategy emphasizes the following elements:

     HIGH-QUALITY FACILITIES AND SUPERIOR CUSTOMER SERVICE

     As part of its commitment to providing a quality entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing distinctive and modern accommodations and attentive customer service in a friendly atmosphere. Management recognizes that consistent quality and a comfortable atmosphere can differentiate its facilities from the competition in all of its markets. The Company strives to meet customer demand by furnishing each of its properties with a variety of restaurants and non-gaming amenities. To foster a high level of customer satisfaction through attentive customer service, management plays an active role in the training of all of its employees at all levels. In particular, management conducts annual training sessions with all employees at which it stresses the importance of customer contact and encourages employees to look at, smile at, talk to and thank each customer with whom they interact. The Company has implemented attractive employee benefit programs at all of its facilities to recruit and retain friendly, professional employees.

     STRATEGIC LOCATIONS

     Management believes that location is the key to attracting customers.
South Lake Tahoe, which draws approximately 2 million visitors per year, is a unique gaming location because of its natural surroundings and variety of outdoor attractions and activities. Harveys Resort is strategically placed on a site adjacent to the California border in close proximity to more than 6,500 hotel and motel rooms in non-gaming facilities. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town, approximately 35 miles west of Denver, serving the greater Denver area with its population of over 2 million people. The Hard Rock Hotel and Casino is conveniently located at one of the busiest intersections in Las Vegas and is a short distance from the Las Vegas Convention Center, three non-gaming full service hotels with approximately 850 rooms and the New Four Corners, which includes major casinos such as the MGM Grand Casino Hotel and Theme Park and the recently opened New York-New York hotel and casino. Harveys Casino Hotel is within a ten minute drive of the Omaha/Council Bluffs metropolitan regional airport and is located directly off Interstate 29, Interstate 80 and Interstate 480.

     TARGETED CUSTOMER BASE

     The Company targets middle-to upper middle-income customers who tend to have more disposable income for gaming and entertainment. Harveys Resort seeks to attract these customers by offering well-appointed rooms and a "party" atmosphere for those seeking nightlife and entertainment. The Company also has established extensive customer databases and uses sophisticated player tracking systems to award promotional allowances, such as complimentary rooms, food, beverage and entertainment, when gaming play warrants. Management believes that by continuing to focus its efforts on the maintenance of customer relationships and the Harveys image, it will increase its share of higher-income customers attracted to the South Lake Tahoe market. Harveys Wagon Wheel targets middle-to upper middle-income customers from the greater Denver area who seek a quality gaming experience, convenient parking and overnight accommodations. By offering a facility with overnight accommodations and more amenities than are offered by other casinos in the Central City/Black Hawk market, Harveys Wagon Wheel has been successfully building a loyal customer base. Harveys Casino Hotel targets frequent, mid-level players from Omaha, Council Bluffs and the surrounding area. The Company believes that the hotel and convention facilities, opened in mid-1996, will attract new players by capturing overnight guests and meetings and small conventions business. In addition, by promoting itself as
 "Harveys, You Can Have It All!",  management believes that Harveys Casino
Hotel will attract a large percentage of the gaming revenues generated by the Omaha/Council Bluffs regional population and visitors to the Omaha/Council Bluffs area. The Hard Rock Hotel and Casino appeals to younger and higher-income gaming patrons because of the Hard Rock theme, upscale hotel facilities and the wide variety of special events designed to maintain the image of the facility in the mind of the Hard Rock Hotel and Casino customer base.

     EFFECTIVE MARKETING

     In February 1997, the Company announced that Bill Cosby has agreed to become a spokesperson for the Company. Under a contractual relationship with the Company, Mr. Cosby will be actively involved in promoting Harveys Casino Resorts through entertainment appearances at the

Company's properties and through commercial messages including television and radio. The Company believes that this association will be helpful in enhancing the national visibility of Harveys Casino Resorts.

     Since 1989, the Company has aggressively promoted Harveys Resort and a lively image through television, radio, billboard and print advertising. The slogan of Harveys Resort, "The Party's at Harveys," has become a well-known advertising trailer in Lake Tahoe's key Northern California feeder markets. Since 1989, the Company has increased its share of gaming revenues in South Lake Tahoe from approximately 24% to approximately 27.5% in 1996, due largely to its targeted marketing strategy. The Company attracts customers to Harveys Wagon Wheel by aggressively promoting the facility's hotel rooms, on-site parking, quality dining facilities and varied entertainment activities in a market in which such amenities are a distinct competitive advantage. The Hard Rock Hotel and Casino maintains and capitalizes on its well-known and popular "Hard Rock" name recognition by hosting special events, such as award presentations to rock music stars, film premiere parties, fundraising and other charitable activities, as well as frequently-scheduled live entertainment. Harveys Casino Hotel is marketed as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions.

     EMPHASIS ON SLOT PLAY

     Responding to the increased popularity of slot machines over the past several years, the Company has shifted its gaming mix toward slot machines. The mix of slot machines is closely matched to the demand of the customer base at each property. Harveys Resort, for instance, now includes a greater percentage of $1 and higher denominated machines to appeal to the higher-income gaming clientele of Harveys Resort, including $5, $25 and $100 slot machines offered within a premium player section. This increase in higher denominated machines increased win per unit at Harveys Resort by approximately 28% between 1988 and 1996. Harveys Wagon Wheel offers 882 slot machines, approximately 250 more machines than are currently offered by any other gaming facility in the area. Similarly, the Hard Rock Hotel and Casino offers 807 slot machines and Harveys Casino Hotel offers 906 slot machines. Slot machines, which are less labor intensive and require less square footage than table games, also generate higher profit margins compared to table games.The Company monitors payout percentages closely and ensures that its slot machine payouts are competitive.

THE PROPERTIES

     HARVEYS RESORT

     Harveys Resort, the largest hotel/casino in the Lake Tahoe area, is located on approximately 19.8 acres on U.S. Highway 50, the main route through South Lake Tahoe. The hotel/casino, situated on the south shore of Lake Tahoe with a panoramic view of the lake and surrounding mountains, is among Lake Tahoe's most modern facilities. The main structure is an all-glass 17-story tower which was completed in 1991, connected to a 12-story tower which was completely re-built in 1982. Harveys Resort features 740 rooms, 36 of which are luxury suites, and an 88,000 square foot casino containing approximately 2,185 slot machines, 104 table games, a 12-table poker area, a race and sports book and a keno lounge. Other amenities include 23,000 square feet of convention space, 2,967 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants, retail shops, a pool, a health club and a video arcade. Harveys Resort's eight restaurants offer a wide variety of high quality food and consist of a coffee shop, a Mexican restaurant, a seafood and pasta restaurant, a pizzeria, a premier steakhouse, a buffet, a burger emporium and LIewellyn's, Harveys Resort's award-winning restaurant featuring top quality food and a spectacular view of Lake Tahoe. In recognition of the outstanding quality of the facility and its excellent service, Harveys Resort has received both the Mobil Four Star and AAA Four Diamond Awards every year for the last 15 years. Management has allocated a total of $20 million for capital expenditures, including improvements to be made to Harveys Resort through 1996 and 1997 to increase the Company's market share and to position the Company to benefit from the ongoing South Lake Tahoe Redevelopment Project. In 1984, the City of South Lake Tahoe, California, adopted a redevelopment plan and created the South Tahoe Redevelopment Agency. The redevelopment plan has resulted in the removal of numerous older motel and retail properties along Highway 50 through the City of South Lake Tahoe. The properties were demolished, creating a scenic open space corridor containing public facilities and wetlands. The redevelopment plan resulted in a 400-room Embassy Suites hotel on the California-Nevada state line, completed in 1991. It is anticipated that the next phase of redevelopment, will involve the condemnation of certain older motels and retail establishments located within one mile of Harveys Resort and the replacement thereof with a regional transit center including an aerial tram to the Heavenly Valley ski area, parking facilities, a theater complex, retail space, hotels and vacation interval units. It is anticipated that the third phase, also to be located immediately adjacent to the California-Nevada state line, will result in a regional convention facility, hotel, retail space, regional parking facilities and various public amenities.

     The Lake Tahoe area is a unique gaming location because of its natural surroundings and variety of year-round outdoor recreational activities, including skiing, boating, fishing and golfing. The South Lake Tahoe area draws tourists primarily from nearby Reno and Northern California. There are four major casinos in this market to serve the approximately 2 million annual visitors.

     HARVEYS WAGON WHEEL

     Through Harveys Wagon Wheel, which opened in December 1994, the Company established the first major hotel/casino serving the greater Denver area. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Unlike most existing gaming facilities in the Central City area, which offer no overnight accommodations, scarce on-site parking and few non-gaming amenities, Harveys Wagon Wheel includes approximately 40,000 square feet of casino space, 882 slot machines, 18 table games, a nine-table poker area, a 118-room hotel and 195 on-site parking spaces. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a children's arcade. No other casino in Central City/Black Hawk currently offers all of these amenities.

     On April 30, 1996, the Company exchanged 382,500 shares of its common stock for the 30% minority interest in Harveys Wagon Wheel. Upon consummation of such exchange, Harveys Wagon Wheel became wholly owned by the Company.

     Harveys C. C. Management Company, Inc. ("HCCMC"), a wholly-owned subsidiary of the Company, owns 48 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility. The Company has commenced construction of a parking garage for the Harveys Wagon Wheel facility on an eight-acre portion of the land. As currently designed, the garage will accommodate approximately 550 automobiles and is scheduled for completion in the summer of 1997.

     HARD ROCK HOTEL AND CASINO

     The Company, through a joint venture with Peter A. Morton, co-founder of the Hard Rock Cafes, developed the Hard Rock Hotel and Casino, which opened in March 1995 in Las Vegas, Nevada. The Company owns a 40% equity interest in and manages this unique first-class facility which is modeled after the highly successful Hard Rock Cafe concept and targets younger and higher-income gaming patrons. Located three blocks from the Las Vegas Strip and five minutes from McCarran International Airport, the 339-room hotel and casino houses 28,000 square feet of casino space containing 807 slot machines, 41 table games and a sports and race book.

     The Hard Rock Hotel and Casino features the Hard Rock Beach Club offering lush landscaping, whirlpool, luxury cabanas and a sandy beach, and "The Joint", a live music venue with a 1,400-person capacity. Additional amenities include a health club, a retail store, a 24-hour casual- dining coffee shop and Mortoni's, an Italian fine dining room with indoor and garden patio dining and a view of the Hard Rock Beach Club. The hotel/casino also provides parking spaces for approximately 1,285 cars.

     The Hard Rock Hotel and Casino is located adjacent to the Hard Rock Cafe on approximately 16 acres, with 1,200 feet of frontage, near the intersection of Paradise Road and Harmon Avenue. The site is conveniently located at one of the busiest intersections in Las Vegas and is a short distance from the Las Vegas Convention Center, three non-gaming full service hotels with a combined total of approximately 850 rooms and the New Four Corners, which includes major casinos such as the MGM Grand Casino Hotel and Theme Park and New York-New York. The Hard Rock Hotel and Casino hosts special events such as award presentations to rock stars and other celebrities, film premiere parties and fundraising and other charitable activities, as well as frequently scheduled live entertainment, in order to attract its target customers, who tend to be younger and have higher disposable incomes than the average Las Vegas visitor.

     OWNERSHIP OF THE HARD ROCK HOTEL AND CASINO

     The Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ("HLVMC") owns 40% of HRHC, which owns the Hard
Rock Hotel and Casino. Peter A. Morton, the co-founder of Hard Rock Cafes, through Lily Pond Investments, Inc. ("Lily Pond"), owns substantially all of the remaining interest in HRHC. The ownership and control of HRHC is governed by, among other things, a stockholders agreement between Lily Pond and HLVMC ( the "Stockholders Agreement"). Substantially all of the equity interests of Lily Pond are owned by Peter A. Morton who owns the exclusive rights to use the name, mark and logo "Hard Rock Hotel" in the western half of the United States. Mr. Morton and Lily Pond have entered into a sublicense agreement (the "Sublicense Agreement") which gives Lily Pond the right to use the "Hard Rock Hotel" mark.

     Pursuant to the Stockholders Agreement, the Company initially made a capital contribution of $10 million in cash for a 40% equity interest in HRHC. Lily Pond transferred to HRHC a portion of the property on which the Hard Rock Hotel and Casino was developed and assigned the Sublicense Agreement in return for a 60% equity interest in HRHC. The Company and Lily Pond have made additional capital contributions, on a pro rata basis, of approximately $12.0 million in return for additional common stock.

     The Stockholders Agreement also sets forth the Company's and Lily Pond's rights with respect to, among other things, designation of HRHC's board of directors, preemptive rights and participation in future projects. The Stockholders Agreement places certain restrictions on the transfer of HRHC stock and also grants Lily Pond the right to decide whether HRHC may engage in a public offering of its stock.

     Pursuant to the Stockholders Agreement, the Company entered into a management agreement (the "HRHC Management Agreement") with HRHC under which the Company was designated manager (the "Manager") of the Hard Rock Hotel and Casino and HRHC and Mr. Morton entered into a supervisory agreement (the "Supervisory Agreement") regarding certain supervisory and oversight rights and duties with respect thereto.

     Under the HRHC Management Agreement, the Company has certain responsibilities with respect to, among other things, the operation of the Hard Rock Hotel and Casino, marketing and sales strategies, employee matters, maintenance, capital expenditure plans and accounting matters. In addition, the Company was required to obtain all liquor and gaming licenses and permits for the Hard Rock Hotel and Casino. As compensation for its services as Manager, the Company receives a base fee equal to 4% of adjusted gross revenues derived from the Hard Rock Hotel and Casino. In addition, the Company will be entitled to an incentive fee of up to 2% of adjusted gross revenues if the Hard Rock Hotel and Casino achieves certain performance targets.

     Either party has the right to terminate the HRHC Management Agreement if certain performance levels are not achieved at specified times. In addition, HRHC may also terminate the HRHC Management Agreement if (i) the Company reduces its equity interest in HRHC to below

20%, (ii) certain stockholders of the Company cease to own at least 40% of the voting power of the Company or (iii) the Company ceases to own or maintain gaming operations elsewhere. The term of the HRHC Management Agreement commenced on the date of its execution and will continue until the year 2018. The Company has the option to renew the HRHC Management Agreement for two consecutive 15-year terms.

     The Supervisory Agreement delineates Mr. Morton's right to supervise the Hard Rock Hotel and Casino with respect to development, improvement, operation and maintenance. Mr. Morton is responsible for ensuring that the Hard Rock Hotel and Casino's concept, design, image, operational standards, service levels, theme, music and entertainment are similar to those of Hard Rock Cafes. Mr. Morton's fee under the Supervisory Agreement is equal to 2% of adjusted gross revenues of the Hard Rock Hotel and Casino. The term of the Supervisory Agreement is the same as that of the HRHC Management Agreement.

     HARVEYS CASINO HOTEL

     On January 1, 1996, the Company opened, as the first phase of Harveys Casino Hotel, a 2,352-passenger riverboat casino berthed on the Missouri River directly across from Omaha, Nebraska in Council Bluffs, Iowa. The riverboat casino has 24,500 square feet of casino space on two decks and contains 906 slot machines, 48 table games and a seven-table poker area . On May 24, 1996, the Company opened the second phase of Harveys Casino Hotel, including surface parking for approximately 1,700 cars, and a 14-story, 251-room hotel with a
21,000 square foot convention center.   Harveys Casino Hotel is within a ten-
minute drive of the Omaha/Council Bluffs regional airport and is located directly off of Interstate 29, Interstate 80 and Interstate 480.

     Harveys Casino Hotel is located on a 60-acre parcel of land which the Company acquired from the City of Council Bluffs. Approximately 20 acres of the site are occupied by a municipal nine-hole golf course, which is leased to the City of Council Bluffs for a nominal fee. This arrangement allows the Company the option of using this land for future expansion needs. In addition, the Company has acquired an adjacent 44-acre site to accommodate future expansion or support facilities.

     Harveys Casino Hotel's target market is the approximately 730,000 residents in the greater Omaha/Council Bluffs metropolitan area and the nearly 3 million residents within a three-hour drive of the facility. In addition, the casino, hotel and convention facilities will he marketed to the estimated 2.5 million visitors and tourists who visit the Omaha metropolitan area annually. Harveys Casino Hotel markets itself as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions. Harveys Casino Hotel targets frequent, mid-level players from Omaha, Council Bluffs and the surrounding area. The Company believes that the hotel and convention facilities will attract new players by capturing overnight guests and meetings and small conventions business. In addition, by promoting the property as "Harveys, You Can Have It All!", management believes that

Harveys Casino Hotel will attract a large percentage of the gaming revenues generated by the Omaha/Council Bluffs regional population and visitors to the Omaha/Council Bluffs area.

COMPETITION

     LAKE TAHOE

     The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Several of the competitors of Harveys Resort have substantially greater name recognition and financial and marketing resources. Harveys Resort competes with a number of other hotel casinos in Lake Tahoe and, to a lesser extent, with hotel/casino operations located in Reno, Las Vegas and Laughlin, Nevada. In South Lake Tahoe, Harveys Resort competes primarily with three other major casino operations:
Harrah's Lake Tahoe, Caesars Tahoe and the Horizon Casino Resort.

     In 1987, the Tahoe Regional Planning Agency, an entity established under a bi-state compact reached between the states of California and Nevada, placed restrictions on additional commercial, residential and tourist accommodation construction in Lake Tahoe in an effort to curb development and to preserve the local environment. Under the bi-state compact and community plan constraints, future tourist accommodation units added to the market will be required to mitigate environmental impacts from expansion. Such measures may include replacing an imposed multiple of older tourist accommodation units. The limited number of rooms available in Lake Tahoe, however, allows Lake Tahoe hotel/casino operators there to achieve much higher nightly room rates than those in most of the gaming indusrty. The occupancy rate for the 2,250 upscale rooms in the four major south Lake Tahoe casinos has historically been between 80% and 85%, while the occupancy rate in the motels is typically between 40% and 50%. It is estimated that the average day room rate for the Lake Tahoe hotel/casinos is approximately $100, compared to average estimated rates of $28-$62 for Las Vegas, Reno and Laughlin. The Tahoe Regional Planning Agency has imposed significant restrictions on construction as well as on expansion of gaming facilities. These restrictions prohibit existing casinos from expanding cubic volume of structures housing gaming and limit expansion of the gaming areas within such structures. The Company believes that because of such restrictions, it is unlikely that any new hotel/casinos will commence operations in Lake Tahoe or that any of the smaller existing casinos will expand to a size that could make them competitive with the four major casinos; however, the Company expects that the four major hotel/casinos will continue to compete intensely.

     CENTRAL CITY/BLACK HAWK

     Harveys Wagon Wheel competes primarily with the five casinos with the largest numbers of gaming devices in Central City and Black Hawk as well as the 26 other smaller gaming establishments in operation, as of October 1, 1996, in Central City and Black Hawk. The top five casinos, together with Harveys Wagon Wheel, currently control more than 43% of all gaming devices in the Central City/Black Hawk area. See " Harveys Wagon Wheel" above. In addition, as of October 1, 1996, there were approximately 24 other gaming establishments operating within

Cripple Creek, the third city in the state of Colorado where gaming is legal, and two establishments located on two Native American reservations in southwest Colorado. The contiguous cities of Central City and Black Hawk form Colorado's primary gaming market. In Colorado the majority of the gaming establishments lack on-site parking, over-night accommodations and non-gaming amenities. Currently, limited stakes gaming in Colorado is legal in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, there can be no assurances that gaming will not be approved in other Colorado communities in the future. The legalization of gaming closer to Denver, the major population center of Colorado, would likely have a material adverse effect on the Company's operation in Central City.

     LAS VEGAS

     The Hard Rock Hotel and Casino provides a "themed" product and targets a "niche" market consisting of individuals who are younger and have a higher income than the average Las Vegas visitor. The Hard Rock Hotel and Casino competes with other highly-themed Las Vegas resorts, such as The Mirage, Excalibur, Luxor, Treasure Island, MGM Grand Casino Hotel and Theme Park and the
recently opened New York-New York.   The Company believes that the Hard Rock
Hotel and Casino also competes with other Las Vegas hotel/casinos, including those located on the Las Vegas Strip, and to a lesser extent those along the
Boulder Highway and in downtown Las Vegas.   Although the opening of
additional new facilities could have a positive effect on the Hard Rock Hotel and Casino if more visitors are drawn to Las Vegas generally, these facilities as well as any other major additions, expansions or enhancements of existing properties by competitors, could have a material adverse effect on the business of the Hard Rock Hotel and Casino. In addition, the Company believes that the Hard Rock Hotel and Casino will benefit from the recent and anticipated future growth of Las Vegas and the overall popularity of gaming in Las Vegas. A decline or leveling off of growth or popularity of gaming in Las Vegas could adversely affect the Company's operations in Las Vegas.

     OMAHA/COUNCIL BLUFFS

     Harveys Casino Hotel, with its riverboat casino that opened on January 1, 1996 and the adjacent 251-room hotel and 21,000 square foot convention center that opened on May 24, 1996 , provide that city's first major hotel product. The Company's target markets are the residential population base (approximately 730,000) of the greater Omaha/Council Bluffs area, and the nearly 3 million residents within a three-hour drive of the facility. Additionally, the Company's hotel and convention facilities will be marketed to an estimated 2.5 million visitors and tourists who visit the Omaha metropolitan area annually, which now offers approximately 7,000 hotel and motel units and is home to major tourist attractions such as zoos, museums, pari-mutuel tracks, and historic monuments. The Company's casino competes with Ameristar Casino Inc.'s riverboat casino in Council Bluffs, which opened on January 19, 1996, as well as with the slot machines installed at a dogtrack in the Council Bluffs area and other amusement attractions. As the Company's casino represents the first experience of casino gaming in the Omaha/Council Bluffs area, there can be no assurance that the operation can be operated profitably. Should casino-style gaming be legalized in Nebraska, and should gaming facilities be opened in Omaha, Nebraska, Harveys Casino Hotel could be materially adversely affected.


EMPLOYEES

     As of February 21, 1997 the Company had approximately 4,950 employees. Management believes that employee relations are good. The Company has entered into a collective bargaining agreement that covers approximately ten employees. This agreement relates to stage-hand employees who provide support to entertainment facilities at Harveys Resort. None of the Company's other employees are represented by labor unions.

REGULATORY MATTERS

     NEVADA GAMING LAWS AND RELATIONS

     The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), the Douglas County Liquor Board and the Clark County Liquor and Gaming Licensing Board ("CCLGLB", and together with the Nevada Board and the Nevada Commission, the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Any company that operates a Nevada gaming casino is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corpora-tion ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the

Nevada Commission may require. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, and the persons involved, could be subject to substantial fines of up to $250,000 for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company 's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have such holder's suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission and may be required to be found suitable. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has estabished a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $ 10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     COLORADO GAMING LAWS AND REGULATIONS

     The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming regulations (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He also may conduct detailed background investigations of persons who loan money to the Company.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and non-transferrable. The failure or inability of the Company, HCCMC, Harveys Wagon Wheel or others associated with Harveys Wagon Wheel, to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company. All persons employed by the Company, HCCMC or Harveys Wagon Wheel and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple license prohibition if: (i) such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;
(iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the Company's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and Commission's rule.

     Although attorneys for the Colorado legislature initially expressed concern that the promulgation of the above-described regulation was beyond the Colorado Commission's statutory delegated authority, they appear to have retreated from this position. Therefore, unless the Colorado legislature repeals the regulation, it is likely that it will continue in effect.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of such voting securities of a licensee.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Harveys Wagon Wheel, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Harveys Wagon Wheel, through their ownership in the Company, must report their interest to the Colorado within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Harveys Wagon Wheel, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $48 per hour.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) all general partners and all limited partners of a licensed partnership,
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corp- oration (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, promptly must provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified; (ii) fails to provide information and documentation requested; (iii) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (iv) has been, or is any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been, convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (v) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company, HCCMC or Harveys Wagon Wheel may be sanctioned, which may include the loss by the Company, HCCMC or Harveys Wagon Wheel of their respective approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the regulations, the Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as the Company, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the Company may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in the Company or the current market price. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as the Company, to file for a finding of suitability if required by the Colorado Commission.

     In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require the Company, HCCMC and Harveys Wagon Wheel to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities; and may have such power with respect to any entity which is required to be found suitable.

     A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Commission. The Company may not sell any interest in HCCMC or Harveys Wagon Wheel without the prior approval of the Colorado Commission.

     Harveys Wagon Wheel must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. Harveys Wagon Wheel also must not exceed certain gaming square footage limits as a total of each floor and the full building. The casino at Harveys Wagon Wheel may operate only between 8:00 am. to 2:00 am., and may permit only individuals 21 years or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Harveys Wagon Wheel may not provide credit to its gaming patrons.

     The Colorado Regulations permit gaming only in a limited number of cities and certain commercial districts.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% over $2 million up to and including $4 million, 14% over $4 million up to and including $5 million, 18% over $5 million up to and including $10 million and 20% on adjusted gross gaming proceeds in excess of $10 million. The Colorado Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Central City has imposed an annual device fee of $1,165 per gaming device and may revise the same from time to time.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Harveys Wagon Wheel, through their ownership of the Company, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. Harveys Wagon Wheel holds a hotel and restaurant liquor license for its casino, hotel and restaurant operations, rather than a gaming tavern license. Accordingly, no person with an interest in the Company can have an interest in a liquor licensee which holds anything other than a hotel and restaurant liquor license, and specifically cannot have an interest in an entity which holds a gaming tavern license.

     IOWA GAMING LAWS AND REGULATIONS

     The State of Iowa first authorized excursion gambling boat activities in 1989. The Iowa Racing and Gaming Commission (the "Iowa Commission") has the authority to grant and review licenses to owners and operators of excursion gambling boats and has the further authority to adopt and enforce rules governing a broad range of subjects dealing with excursion gambling boat facilities and operations. The Iowa Commission consists of five members who are appointed by the governor and confirmed by the state senate. Members serve a term not to exceed three years at the pleasure of the governor.

     Under Iowa law, only non-profit organizations may receive a license to own gambling game operations; for profit organizations may receive a license for their management and operation. The Company, through its wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC"), together with Iowa West, a qualified non-profit organization, have been granted the necessary licenses to own and operate the current gambling facilities and activities on the riverboat casino at Harveys Casino Hotel. The present licenses have a term expiring March 31, 1997. The licenses are granted upon the condition that the license holders accept, observe and enforce all applicable laws, regulations, ordinances, rules and orders. Any violation by a license holder, including violations by its officers, employees or agents, may result in disciplinary action, including the suspension or revocation of the license.

     HIMC and Iowa West have entered into an excursion sponsorship and operating agreement dated August 22, 1994 (the "Operating Agreement") pursuant to which Iowa West authorizes HIMC to operate the excursion gambling boat activities on the riverboat casino under Iowa West's gaming license. The Operating Agreement's initial term continues through December 31, 2002 and during such term HIMC has agreed to pay Iowa West a fee equal to $1.50 for each adult passenger embarking upon the excursion gambling boat. HIMC further agrees to pay, and hold Iowa West harmless from, the admission fees payable to the Iowa Commission and the local municipality and the wagering tax imposed by Iowa law. Following the expiration of the initial term of the Operating Agreement, HIMC may extend its provisions for five successive three-year periods, except that the admission fees payable by HIMC to Iowa West for each such period shall be adjusted to reflect increases in the consumer price index.

     Excursion boat gambling licenses may be granted by the Iowa Commission only in those counties that have approved the conduct of gambling games in a county-wide referendum. Gambling has been approved by the county electorate in Pottawattamie County, Iowa, the location of Harveys Casino Hotel, but another referendum requested by petition can be held and there can be no assurance that gambling would again be approved. If licenses to conduct gambling games and to operate an excursion gambling boat are in effect at the time gambling is disapproved by a referendum of the county electorate, the licenses remain valid and may, at the discretion of the Iowa Commission, be renewed for a total of nine years from the date of the original issue.

     Following the issuance of a gaming license, the Iowa Commission monitors and supervises the activities of the excursion gambling boat and its licenses. Material contracts to be entered into by the licensee, changes in ownership of the licensee and acquisitions of interests in other gambling activities by the licensee or its owners must all be reported to, and approved by, the Iowa Commission. Further, the Iowa Commission has the authority to determine the payouts from the gambling games, to set the payout rate for all slot machines, to establish minimum charges for admission to excursion gambling boats and regulate the number of free admissions and to define the excursion season and the duration of an excursion.

     Iowa law authorizes the imposition of an admission fee, set by and payable to the Iowa Commission, on each person embarking on an excursion gambling boat. An additional admission fee may be imposed by the municipality in which the gambling operation is located. In practice, the Iowa Commission has not imposed a per-person admission fee, but rather imposed a fee on each excursion gambling boat based upon the estimated costs of supervision and enforcement to be incurred by the Iowa Commission for the ensuing fiscal year. For the fiscal year beginning July 1, 1996, the fee is $276,848, payable in weekly installments of $5,324. A $0.50 per person admission fee is also payable to the City of Council Bluffs, Iowa. Further, Iowa law imposes an annual wagering tax ranging from five percent on the first million of adjusted gross receipts from gambling games to 20 percent on adjusted gross receipts in excess of $3 million.

     The Company's excursion gambling boat activities are also subject to safety and inspection requirements of the State of Iowa and the U.S. Coast Guard. These requirements set limits on the operation of the vessel; mandate that it must be operated by a minimum complement of licensed personnel; establish periodic inspections, including the physical inspection of the outside hull requiring the vessel to be drydocked every five years; and establish other mechanical and operational rules.

ITEM 2. PROPERTIES

     Harveys Resort comprises approximately 1,020,000 square feet on approximately 19.8 acres, of which the Company owns approximately 5.4 acres and leases approximately 14.4 acres pursuant to several ground leases that expire in 2015. A 973,000-square foot parking garage and certain other amenities are located on the leased property.

     The Harveys Wagon Wheel facility comprises approximately 200,000 square feet on approximately 1.1 acres. Additionally, HCCMC, a wholly-owned subsidiary of the Company, owns approximately 48 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility. The Company has commenced construction, of a parking garage, on an eight-acre portion of the 48 acres. As currently designed, the garage will accommodate approximately 550 automobiles and is expected to be completed in the summer of 1997.

     The Hard Rock Hotel and Casino facility is located on approximately 16 acres owned by HRHC. The hotel/casino comprises approximately 358,000 square feet.

     Harveys Casino Hotel is located on approximately 36 acres of land owned by the Company. The land-based amenities, including a covered "skywalk" to the riverboat casino, are comprised of a hotel, convention center, and passenger staging area, totalling nearly 300,000 square feet. Contiguous thereto is a 24-acre leasehold parcel which contains the boat docking facility and additional parking. This parcel is subject to a long term lease with the City of Council Bluffs for a nominal annual sum. Additionally, the Company owns an adjacent 44-acre parcel suitable for expansion or support facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The $0.01 par value per share common stock of the Company ( the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "HVY". The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported by the NYSE.

      Year Ended November 30, 1996:
                                                HIGH                 LOW
     First Quarter . . . . . . . . . . . . .  $19 7/8              $15 1/8
     Second Quarter. . . . . . . . . . . . .   21 1/2               15 1/2
     Third Quarter . . . . . . . . . . . . .   23                   16 3/8
     Fourth Quarter. . . . . . . . . . . . .   19                   15 5/8

     Year Ended November 30, 1995:
                                                HIGH                 LOW
     First Quarter . . . . . . . . . . . . .  $18 5/8              $12 3/4
     Second Quarter. . . . . . . . . . . . .   23 3/4               16 3/8
     Third Quarter . . . . . . . . . . . . .   21 3/8               17 5/8
     Fourth Quarter. . . . . . . . . . . . .   19 5/8               14 1/2

     As of February 21, 1997 there were 2,093 stockholders of record of the Company's Common Stock.

     Since the Company's initial public offering on February 14, 1994, the Company paid regular quarterly cash dividends. Until the second quarter of fiscal 1996, the regular quarterly dividend amounted to $0.04 per share. Beginning with the second quarter of fiscal 1996, the regular quarterly dividend was increased to $0.05 per share. The payment of dividends in the future will be at the discretion of the Board of Directors. In determining whether to pay dividends (as well as the amount and timing thereof), the Board of Directors will consider a number of factors, including the Company's financial condition, earnings and capital requirements, legal requirements and regulatory constraints, and any applicable restrictive provisions in any credit agreements to which the Company is a party at such time. The Company's $115.0 million reducing revolving credit facility and the indenture governing the Company's $150.0 million of senior subordinated notes allow for the payment of dividends if the Company meets certain financial performance standards. The Company does not expect that the regulatory constraints or other restrictions will affect its ability to declare or pay the quarterly dividends contemplated by the dividend policy described above. See Item 7. "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations."


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years ended November 30, 1992 through November 30, 1996. The statement of income and balance sheet data are derived from the Company's audited Consolidated Financial Statements for the years ended November 30, 1992 through November 30, 1996. Deloitte & Touche LLP's report with respect to such financial statements for the fiscal year ended November 30, 1996 is included elsewhere in this report. Grant Thornton LLP's report with respect to such financial statements for the fiscal years ended November 30, 1994 and 1995 is included elsewhere in this report. The Selected Consolidated Financial Data is not necessarily indicative of the Company's future results of operations or financial condition, and should be read in conjunction with "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, and the other financial and statistical information appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                       Years Ended November 30,
                                                                                       ------------------------
                                                                1996           1995            1994          1993            1992
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA
Revenues
     Casino                                                 $  186,369     $  121,369     $   83,991     $   87,523     $   89,036
     Lodging                                                    28,746         25,499         21,870         22,292         21,957
     Food and beverage                                          39,852         33,970         29,768         31,011         31,358
     Other                                                       6,402          6,287          5,599          5,866          4,591
     Management fees and joint venture                           5,023          1,669              -              -              -
     Less casino promotional allowances                        (18,643)       (15,594)       (12,942)       (14,433)       (14,460)
                                                            ----------     ----------     ----------     ----------     ----------
         Total net revenues                                    247,749        173,200        128,286        132,259        132,482
                                                            ----------     ----------     ----------     ----------     ----------
Costs and expenses
     Casino                                                     86,732         57,520         40,999         43,235         44,648
     Lodging                                                    11,677          9,458          7,429          6,534          6,404
     Food and beverage                                          24,797         20,280         17,401         17,271         16,799
     Other operating                                             2,813          2,838          2,557          2,733          2,290
     Selling, general and administrative                        67,128         50,270         39,813         38,159         36,801
     Depreciation and amortization                              16,482         12,333          9,704         10,300         10,786
     Pre-opening expenses                                        4,099          2,147              -              -              -
     Nonrecurring compensaton charges                                -              -              -          1,834              -
                                                            ----------     ----------     ----------     ----------     ----------
         Total costs and expenses                              213,728        154,846        117,903        120,066        117,728
                                                            ----------     ----------     ----------     ----------     ----------
Operating income                                                34,021         18,354         10,382         12,193         14,754
Interest expense, net (1)                                       14,195          7,960          2,886          4,256          5,084
Life insurance benefits                                              -          2,246            371              -              -
Other income (expense), net                                       (221)           605           (230)          (134)         1,442
                                                            ----------     ----------     ----------     ----------     ----------
Income before income taxes and extraordinary item               19,605         13,245          7,638          7,803         11,112
Income tax provision                                            (7,791)        (3,900)        (2,500)        (2,994)        (3,500)
                                                            ----------     ----------     ----------     ----------     ----------
Income before extraordinary item                                11,814         9 ,345          5,138          4,809          7,612
Loss on early retirement of debt, net of taxes                     522              -              -              -              -
                                                            ----------     ----------     ----------     ----------     ----------
Net income (2)                                              $   11,292     $    9,345     $    5,138     $    4,809     $    7,612
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------
PER SHARE DATA (3)
     Net income                                             $     1.16     $     0.99     $     0.58     $     0.67     $     1.04
     Dividends on common stock                              $     0.18     $     0.16     $     0.13     $     0.11     $     0.05
     Weighted average common shares outstanding              9,698,500      9,456,051      8,885,525      7,181,730      7,340,985
OTHER OPERATING DATA
     EBITDA (4)                                             $   54,602     $   35,080     $   20,458     $   24,327     $   25,540
     Net cash provided by operating activities                  39,768         19,594         14,106         15,563         25,656
     Net cash used in investing activities                     (55,502)       (70,433)       (33,505)       (25,592)       (15,585)
     Net cash provided by (used in) financing activities        26,363         53,886         15,506           (730)        (3,938)
     Capital expenditures (5)                                   72,395         74,418         35,593         10,648         10,034
CONSOLIDATED BALANCE SHEET DATA:
     Cash and cash equivalents                              $   21,121     $   10,493     $    7,446     $   11,338     $   22,098
     Total assets                                              393,768        313,244        238,544        213,463        190,785
     Long-term debt, net                                       181,354        126,676         64,896         80,203         66,139
     Stockholders' equity                                      149,763        132,301        123,611         90,008         87,270

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     Prior to fiscal 1995 the Company's operations were substantially limited to those of Harveys Resort on the south shore of Lake Tahoe, Nevada. During fiscal 1993, the Company began investing in projects designed to expand the Company's operations into new and diverse markets. On December 2, 1994, the first of the expansion projects, Harveys Wagon Wheel opened in Central City, Colorado. On March 9, 1995, the Hard Rock Hotel and Casino opened in Las Vegas, Nevada. On January 1, 1996 the riverboat casino portion of Harveys Casino Hotel opened for business in Council Bluffs, Iowa and on May 24, 1996 the adjacent land-based hotel, food and beverage facilities and convention center opened.

     On April 30, 1996, the Company acquired the 30% minority interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW"). As a result of the acquisition, Harveys Wagon Wheel and HWW became wholly owned by the Company. The accounts of Harveys Wagon Wheel and HWW are consolidated with those of the Company. All significant intercompany transactions and accounts are eliminated in consolidation.

     The Hard Rock Hotel and Casino is owned by HRHC, of which the Company, through its wholly-owned subsidiary, HLVMC, owns 40% of the equity interests.
 HLVMC manages the operations of the Hard Rock Hotel and Casino pursuant to the HRHC Management Agreement and receives management fees that are included in the Company's consolidated revenues. The investment in HRHC is accounted for on the equity method.

     Harveys Casino Hotel, which opened in 1996, is wholly owned and the accounts of HIMC are consolidated with those of the Company. All significant intercompany transactions and accounts are eliminated in consolidation.

     The changes in the operating results for fiscal 1996 as compared to fiscal 1995 were primarily the result of the opening of Harveys Casino Hotel in fiscal 1996. The changes in the Company's financial condition, liquidity and capital resources, as discussed below, were primarily attributable to the Company's expansion efforts, the acquisition of the minority interests in HWW, the acquisition of notes payable by HWW and issuance of senior subordinated notes pursuant to an underwritten public offering.
-------------------------------------------------------
Notes to Selected Consolidated Financial Data:

(1)  Net of amounts capitalized and interest income.
(2) For fiscal 1992, net income includes approximately $1.6 million of nonrecurring income items (approximately $1.1 million net of tax).
(3) Figures give effect to the 2,385-for-one split of the Company's common stock that occurred in connection with the initial public offering in February 1994 and the grant of 196,633 shares under certain of the Company's benefit plans.
(4) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For fiscal 1993, EBITDA has been adjusted for approximately $1.8 million of nonrecurring compensation charges, for fiscal 1996 and fiscal 1995, EBITDA has been adjusted for approximately $4.1 million and $2.1 million of pre-opening expenses, respectively, and for fiscal 1995 and fiscal 1994, EBITDA has been adjusted for approximately $2.2 million and $371,000, respectively, of life insurance benefits.
(5) Of amounts shown, approximately $7.2 million in fiscal 1996, $4.6 million in fiscal 1995, $4.4 million in fiscal 1994, $6.5 million in fiscal 1993 and $2.8 million in fiscal 1992 related to recurring capital expenditures for maintenance of the current facilities.

RESULTS OF OPERATIONS
                                                                          Years Ended November 30,
                                                                          ------------------------
                                                                1996                1995                1994
                                                            ----------          ----------          ----------
Net Revenues
    Harveys Resort . . . . . . . . . . . . . . . . . .      $  130,535          $  130,615          $  128,286
    Harveys Wagon Wheel. . . . . . . . . . . . . . . .          43,128              40,911                   -
    Harveys Casino Hotel (1) . . . . . . . . . . . . .          69,063                   -                   -
    Harveys Las Vegas Management Co.(2). . . . . . . .           5,023               1,669                   -
    Corporate and Development (3). . . . . . . . . . .               -                   5                   -
                                                            ----------          ----------          ----------
        Total Net Revenues . . . . . . . . . . . . . .      $  247,749          $  173,200          $  128,286
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------
Operating Income (Loss)
    Harveys Resort(3). . . . . . . . . . . . . . . . .      $   23,585          $   21,575          $   18,570
    Harveys Wagon Wheel(4) . . . . . . . . . . . . . .           8,652               5,031                (156)
    Harveys Casino Hotel (1) . . . . . . . . . . . . .           8,016                   -                   -
    Harveys Las Vegas Management Co.(2). . . . . . . .           4,800               1,469                   -
    Corporate and Development (3). . . . . . . . . . .         (11,032)             (9,721)             (8,032)
                                                            ----------          ----------          ----------
        Total Operating Income . . . . . . . . . . . .      $   34,021          $   18,354          $   10,382
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------
EBITDA(5)
    Harveys Resort . . . . . . . . . . . . . . . . . .      $   32,127          $   30,886          $   28,616
    Harveys Wagon Wheel. . . . . . . . . . . . . . . .          11,564              10,305                (126)
    Harveys Casino Hotel (1) . . . . . . . . . . . . .          16,849                   -                   -
    Harveys Las Vegas Management Co. . . . . . . . . .           5,021               1,635                   -
    Corporate and Development (3). . . . . . . . . . .         (10,959)             (7,746)             (8,032)
                                                            ----------          ----------          ----------
        Total EBITDA . . . . . . . . . . . . . . . . .      $   54,602          $   35,080          $   20,458
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------


(1) The riverboat casino portion of Harveys Casino Hotel commenced casino operations on January 1, 1996 and the land-based hotel, food and beverage facilities and convention center opened on May 24, 1996. Operating income for fiscal year 1996 includes approximately $4.1 million of pre-opening expenses.

(2) Net revenues and operating income for HLVMC, the wholly-owned subsidiary of the Company that provides management services to the Hard Rock Hotel and Casino, consist of fees earned by such entity pursuant to the terms of the HRHC Management Agreement and the 40% equity interest in the income or loss of the Hard Rock Hotel and Casino.

(3) Harveys Resort is a revenue-generating property owned by the Company. The operating results relative to corporate and development expenses have been excluded from those of Harveys Resort and presented under "Corporate and Development" in the table above. The Company believes the above presentation may be useful in evaluating the financial performance of Harveys Resort.

(4) For fiscal 1995, includes approximately $2.1 million of pre-opening expenses.

(5) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For fiscal 1995 and 1994, Harveys Resort's EBITDA includes approximately $271,000 and $371,000, respectively, of life insurance benefits. For fiscal 1995, Harveys Wagon Wheel's EBITDA excludes approximately $2.1 million of pre-opening expenses. For fiscal 1995, EBITDA for Corporate and Development includes approximately $2.0 million of life insurance benefits. For fiscal 1996, Harveys Casino Hotel's EBITDA excludes approximately $4.1 million of pre-opening expenses.

FISCAL YEAR ENDED NOVEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1995

     The Company's net revenues for fiscal 1996 were $247.7 million, an increase of $74.5 million, or 43.0%, from the $173.2 million recorded in fiscal 1995. Of the increase, $69.1 million, or 92.6%, was attributable to the first year of operations of Harveys Casino Hotel in Council Bluffs. Approximately $3.4 million of the net revenue increase was attributable to an increase in the combination of the management fees earned for the management of the Hard Rock Hotel and Casino in Las Vegas and the Company's 40% equity interest in the income of HRHC. The balance of the increase in net revenues was provided by operations of Harveys Wagon Wheel.

     CASINO.    Fiscal 1996 casino revenues increased $65.0 million, up 53.6%
from fiscal 1995 casino revenues of $121.4 million, to $186.4 million. The first year operations of Harveys Casino Hotel provided $62.6 million of the increase. While the Lake Tahoe operations accounted for $84.4 million, or 45.3% of consolidated casino revenues, the contribution to casino revenues from the northern Nevada property declined by 1.6%. The contribution from the Company's casino operations in the Colorado market improved by $3.7 million, or 10.5%, over the prior year. Casino costs and expenses also increased with the opening of Harveys Casino Hotel. While the Council Bluffs property accounted for 96.3% of the casino revenue growth, it also accounted for 86.8% of the growth in casino costs and expenses, up in total from $57.5 million in fiscal 1995 to $86.7 million in fiscal 1996.

     LODGING.   Lodging revenues of $28.7 million for fiscal 1996 were up $3.2 million, or 12.7%, from fiscal 1995. Revenues from the 251-room Council Bluffs hotel operation provided nearly $2.3 million of the increase with an occupancy rate of 80.0% from its opening in late May 1996 to the end of fiscal 1996. Management's decision to price the Council Bluffs hotel rooms at an attractive rate was successful in attracting initial customers to the property. The 740-room hotel at the Lake Tahoe facility provided the balance of the lodging revenue increase due to an improvement in occupancy from 76.9% in fiscal 1995 to 80.5% in fiscal 1996. Lodging profits were up $1.0 million, or 6.4%. However, as expected, due to the promotional pricing in Council Bluffs, total lodging costs and expenses increased at a higher rate than lodging revenue growth. The 740-room Lake Tahoe hotel operates at a greater economy of scale than the 251-room Council Bluffs hotel or the 118-room Central City hotel and commands a higher average daily rate while spreading necessary costs over a more extensive room base.

     FOOD AND BEVERAGE. Food and beverage revenues improved by 17.3%, up $5.9 million to $39.9 million. Approximately $6.5 million was provided by the new operations in Council Bluffs where the decision had been made to attractively price the food service to entice local customers to the property. The Lake Tahoe property experienced a 5.3% decline in the number of meals served but recognized an increase in the average guest check which resulted in level food revenues at the property. Beverage revenues at Lake Tahoe improved by approximately
$425,000.   Food and beverage revenues at the Central City property declined approximately $1.1 million, primarily as the result of outsourcing the food
service during the second half  of fiscal 1996.   Food and beverage profits were
up $1.4 million, or 10.0%. However, as expected, food and beverage profit margins declined due to promotional pricing and the attendant higher cost-of-goods-sold percentage experienced in Council Bluffs.

     OTHER REVENUES.   Other revenues amounted to $11.4 million in fiscal 1996,
including $5.0 million in management fees and a 40% equity interest in the income from the Hard Rock Hotel and Casino. Other revenues in fiscal 1995 amounted to $8.0 million, including $1.7 million attributable to the Hard Rock Hotel and Casino, net of the Company's pro rata share of pre-opening expenses. Other expenses remained relatively unchanged in absolute dollars.

     SG&A, DEPRECIATION AND AMORTIZATION, NET INTEREST EXPENSE. Consolidated selling, general and administrative expenses increased 33.5%, up $16.9 million to $67.1 million for fiscal 1996. Approximately $17.7 million was attributable to the new operations in Council Bluffs. The offsetting savings of approximately $850,000 represented a 5.1% decrease from comparable expenses in fiscal 1995, primarily as a result of reduced marketing costs at the Lake Tahoe property. Depreciation and amortization increased $4.1 million from fiscal 1995
to fiscal 1996.    The 1996 depreciation charges associated with Harveys'
Council Bluffs property amounted to $4.7 million. Depreciation of all other operations decreased by nearly $585,000 because of the value of fully depreciated and retired assets in fiscal 1996 exceeding the value of depreciable assets acquired. Interest expense, net of interest capitalized, increased $6.2 million, or 78.3%, from fiscal 1995 to fiscal 1996. This increase was attributable to Harveys Casino Hotel financing and the issuance of senior subordinated notes. In fiscal 1995, $1.1 million of interest was capitalized, primarily in conjunction with the construction of Harveys Casino Hotel in Council Bluffs. In fiscal 1996, an additional $2.6 million was capitalized in conjunction with that construction.

     PRE-OPENING EXPENSES.   As a result of the opening of Harveys Casino Hotel
in fiscal 1996, the Company recognized $4.1 million of pre-opening expenses. These charges had previously been incurred in connection with the development of that property and deferred until the facility opened. Approximately $2.1 million of such costs had been deferred through fiscal 1995. In fiscal 1995 the Company recognized approximately $2.1 million of pre-opening expenses with the opening of Harveys Wagon Wheel.

     EXTRAORDINARY ITEM.     In May 1996, the Company expensed the remaining
unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. In June 1996, the Company applied a portion of the net proceeds from the sale of the Company's 10 5/8% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") to retire the approximately $19 million balance of the note payable under a riverboat financing agreement and expensed the unamortized debt issuance cost related to that agreement. In July 1996, the Company retired subordinated notes issued in exchange for notes payable by HWW and recognized expense as the result of writing off the related debt issuance costs. These items are reflected in operating results as an extraordinary loss of approximately $522,000, net of income tax benefit.

     INCOME TAX PROVISION. The income tax provision for fiscal 1996 was unfavorably affected by the state income taxes applicable to the expansion of the Company's operations outside of the state of Nevada.

     As a result of the above, net income for fiscal 1996 improved to $11.3 million from $9.3 million in fiscal 1995.

FISCAL YEAR ENDED NOVEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1994

     The Company's net revenues for fiscal 1995 were $173.2 million, an increase of $44.9 million, or 35.0%, from the $128.3 million recorded in fiscal 1994. Of the increase, $40.9 million, or 91.1% of the total increase, was attributable to the first year of operations of Harveys Wagon Wheel, which opened in Central City, Colorado on December 2, 1994. Approximately $1.7 million of the revenue increase was attributable to management fees earned for the management of the Hard Rock Hotel and Casino net of the Company's $0.7 million share of the loss incurred by the Hard Rock Hotel and Casino. The balance of the increase in revenues was provided by the Company's Lake Tahoe operations.

      CASINO. Fiscal 1995 casino revenues increased $37.4 million, up 44.5% from fiscal 1994 casino revenues of $84.0 million, to $121.4 million. The first year operations of Harveys Wagon Wheel provided $35.6 million of the increase. The Lake Tahoe operations accounted for $85.8 million, or 70.7% of consolidated casino revenues. The contribution from the Company's casino operations in this mature Nevada market improved by $1.8 million, or 2.1% over the prior year. Casino costs and expenses increased with the opening of Harveys Wagon Wheel. While the Colorado property accounted for 95.3% of the casino revenue growth, it also accounted for 94.6% of the growth in casino costs and expenses, up from $41.0 million in fiscal 1994 to $57.5 million in fiscal 1995.

     LODGING.   Lodging revenues of $25.5 million for fiscal 1995 were up $3.6 million, or 16.6%, from fiscal 1994. Revenues from the 118-room Harveys Wagon Wheel hotel operation provided nearly $2.5 million of the increase with an occupancy rate of 82.0%. The 740-room hotel at the Lake Tahoe facility provided the balance of the lodging revenue increase due to an increase in occupancy from
71.8 % in fiscal 1994 to 76.9% in fiscal 1995. Total lodging costs and expenses increased at a higher rate than lodging revenue growth. The 740-room Lake Tahoe hotel operates at a greater economy of scale than the 118-room Central City hotel and commands a higher average daily rate while spreading necessary costs over a more extensive room base. In addition, the unique parking situation in Central City (100% on-site valet parking) requires a proportionately larger hotel valet parking staff. All of these factors contributed to a decline in lodging profits as a percentage of lodging revenues, from 66.0% in fiscal 1994 to 62.9% in fiscal 1995.

     FOOD AND BEVERAGE. Food and beverage revenues improved by 14.1%, up $4.2 million to $34.0 million. Just over $3.9 million of the increase was provided by the new operations in Central City. The Lake Tahoe property was basically flat in the number of meals served but did recognize a slight improvement in the average guest check to account for the balance of the revenue increase. Food and beverage profit margins declined slightly due to lower pricing and the attendant higher cost-of-goods-sold percentage experienced in Central City.

     OTHER. Other revenues amounted to $8.0 million in fiscal 1995, including $1.7 million in fees earned for the management of the Hard Rock Hotel and Casino and 40% equity interest in the loss since its opening in March 1995. Other revenues in fiscal 1994, solely attributable to Lake Tahoe operations, amounted to $5.6 million. Other expenses remained relatively level in absolute dollars, up just $287,000.

      SG&A, DEPRECIATION AND AMORTIZATION, NET INTEREST EXPENSE. Consolidated selling, general and administrative expenses increased 26.3%, up $10.5 million to $50.3 million for fiscal 1995. Approximately $9.6 million of the increase was attributable to the new operation in Central City. The remaining increase of $728,000 represented a 1.8% increase over comparable expenses in fiscal 1994. Depreciation and amortization increased $2.6 million from fiscal 1994 to fiscal 1995. The 1995 charges associated with Harveys Wagon Wheel amounted to $3.1 million. All other operations recorded a decrease of nearly $498,000 as a result of the value of fully depreciated and retired assets in fiscal 1995 exceeding the value of depreciable assets acquired. Interest expense, net of interest capitalized, increased $5.3 million, or 150%, from fiscal 1994 to fiscal 1995. This increase was attributable to Harveys Wagon Wheel financing, including equipment financing, higher consolidated debt levels and higher interest rates. In fiscal 1994, $1.9 million of interest was capitalized, primarily in conjunction with the construction of Harveys Wagon Wheel. In fiscal 1995, $1.1 million was capitalized in conjunction with the construction of Harveys Casino Hotel in Council Bluffs.

     PRE-OPENING EXPENSES. As a result of the opening of Harveys Wagon Wheel in fiscal 1995, the Company recognized $2.1 million of pre-opening expenses. These charges had previously been incurred in connection with the development of that property and deferred until the facility opened. Additionally, included in management fees and joint venture revenue is the Company's equity interest in the net result of Hard Rock Hotel and Casino's partial year of operations, including the Company's net share of approximately $4.5 million in pre-opening expenses.

     LIFE INSURANCE BENEFITS.    The Company maintains life insurance policies
on key employees and had owned a life insurance policy on the life of Beverlee
A. Ledbetter, who, until her death in September of 1995, was the holder of the largest block of the Company's common stock. In fiscal 1994, the Company recognized approximately $371,000 in proceeds from one of the key employee policies and, in fiscal 1995, recognized an additional $271,000 from another such policy. Upon Beverlee A. Ledbetter's death in fiscal 1995, the Company recognized approximately $2.0 million in life insurance benefits.

     INCOME TAX PROVISION.    The income tax provision for fiscal 1995 was
favorably affected by nontaxable life insurance benefits.

     As a result of the above, net income for fiscal 1995 improved to $9.3 million from $5.1 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources to date have been cash flow from operations, borrowings under various credit arrangements, net proceeds of approximately $27.8 million from an initial public offering of common stock in fiscal 1994 and, in fiscal 1996, the net proceeds of $145.5 million, net of underwriting discounts and commissions, from the Company's Senior Subordinated Notes offering.

     At November 30, 1996, the Company had approximately $21.1 million of cash and cash equivalents and a maximum of approximately $82.1 million available under a reducing revolving credit agreement with a consortium of banks (the "Credit Facility"), subject to compliance with certain financial covenants. Cash flow from operations for fiscal year 1996 was approximately $39.8 million compared to $19.6 million for fiscal year 1995.

     During fiscal year 1996, the Company completed the construction of Harveys Casino Hotel, expending $36.8 million in cash and financing the acquisition of the riverboat and equipment through a $20 million riverboat financing agreement. Additionally, the Company made cash payments for dividends of approximately $1.7 million during the year and incurred additional cash expenditures of approximately $11.6 million in connection with capital improvements and replacements at the operating properties and corporate offices.

     On April 30, 1996, the Company paid the holders of approximately $11.9 million of 12% subordinated notes payable by HWW (the "HWW Notes") $6 million in cash and issued an aggregate of $8 million in subordinated notes in exchange for all of the outstanding HWW Notes and unpaid interest accrued thereon (the "Debt Exchange"). On such date, the Company also exchanged 382,500 shares of the Company's common stock for (a) 30% of the equity interests of HWW, (b) the rights to an approximately $3 million priority return from HWW, and (c) an option to acquire an additional 5% of the equity interests in HWW (the "Equity Exchange").

     On May 22, 1996, the Company completed its public debt offering of $150 million of Senior Subordinated Notes. The proceeds, $145.5 million net of underwriting discounts and commissions, were used to (a) repay a $10 million note payable to a private investor, (b) retire the $19 million principal balance of the note payable under a riverboat financing agreement, (c) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued in the Debt Exchange, and (d) reduce the outstanding principal balance under the Credit Facility.

     In May 1996, in preparation for the Senior Subordinated Notes offering, the Company negotiated a release of its guarantee of the amount outstanding under HRHC's reducing revolving credit facility. The Company paid a fee of approximately $385,000 to the banks participating in the reducing revolving credit facility in connection with the release.

     During fiscal 1995, the Company's principal uses of funds were (a) advances and investments of approximately $49.6 million to fund the development and construction of Harveys Casino Hotel in Council Bluffs, (b) investment of an additional $4.0 million in HRHC, (c) advances of an additional $7.3 million to complete the funding for the construction of Harveys Wagon Wheel, (d) dividend payments of $1.5 million, and (e) pursuit of additional expansion opportunities.

     During fiscal 1994, the Company's principal uses of funds were (a) an advance of $23.5 million to fund the development and construction of Harveys Wagon Wheel, (b) the $11.3 million net reduction of long-term debt (c) dividend payments of $1.4 million, (d) the investment of an additional $806,000 in HRHC,
(e) expansion and renovation of the Lake Tahoe facility, and (f) pursuit of additional expansion opportunities.

     The Company expects that its primary capital needs for fiscal 1997 will include (a) approximately $2.8 million for the payment of construction retentions relative to the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs, (b) approximately $8.6 million for the completion of construction of a parking garage adjacent to Harveys Wagon Wheel, (c) approximately $17.0 million of capital expenditures at the Company's current facilities, including approximately $10.0 million at Harveys Resort to enhance the amenities offered to customers and to position the Company to benefit from ongoing regional redevelopment activity in the South Lake Tahoe market and approximately $3.9 million at Harveys Casino Hotel to enhance the amenities offered to customers, and (d) dividend payments and debt service.

     As a result of the Debt Exchange, the Equity Exchange, the Senior Subordinated Notes offering and the use of proceeds therefrom, and borrowings to fund capital expenditures, the Company's long-term debt at November 30, 1996 was approximately $181.4 million compared to approximately $126.7 million at November 30, 1995.

     The Company's debt, including the current portion of approximately $2.8 million, consisted of the $150 million in Senior Subordinated Notes, $30.5 million outstanding under the Credit Facility, $3.4 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $239,000 of other debt.

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

     Until October 1996, the maximum available principal balance under the Credit Facility was $150 million, reduced by outstanding borrowings and letter of credit exposure. At November 30,

1995 the outstanding borrowings under the Credit Facility amounted to $115 million and letters of credit exposure amounted to approximately $1.7 million leaving $33.3 million available. In May 1996, the Company applied $127.5 million in net proceeds of the public offering of the Senior Subordinated Notes to repay the then outstanding principal balance of the Credit Facility.

     In September 1996, the Credit Facility was amended. Among other things, the amendment (a) extended the maturity date from August 16, 2000 to February 15, 2002, (b) extended the due dates of required repayments of principal, (c) modified the terms of certain financial covenants, and (d) reduced the maximum available principal balance to $115 million.

     At November 30, 1996 the outstanding borrowings under the Credit Facility amounted to $30.5 million, the letters of credit exposure had increased to $2.4 million and the maximum amount available was approximately $82.1 million, subject to compliance with financial covenants.

     There are no required repayments of principal under the Credit Facility in fiscal 1997. In 1998, required repayments of principal, assuming maximum principal amounts are outstanding, total $11.5 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of (a) Harveys Resort, (b) HIMC, and (c) HWW, as well as all of the contracts the Company has entered into in connection with its ownership and operation of (i) Harveys Resort, (ii) HIMC, and (iii) HWW. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the LIBOR or the prime rate of Wells Fargo Bank, National Association, formerly First Interstate Bank of Nevada,
N. A. ("Wells Fargo"), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of November 30, 1996 were 2.25% with respect to the LIBOR based interest rate, and 0.75%, with respect to the Wells Fargo prime rate based interest rate.

     The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to (a) minimum tangible net worth,
(b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at November 30, 1996.

     The Company pays Wells Fargo an annual agency fee of $100,000 for its services as agent of the lenders under the Credit Facility and an annual non-usage fee of 3/8 of one percent to 1/2 of one percent of the average daily amount of the unused portions of funds committed under the Credit Facility, depending upon the applicable interest rate margin.

     The Senior Subordinated Notes are governed by an indenture ( the "Indenture") and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At November 30, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

     Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Subordinated Notes will mature on June 1, 2006. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

     The Indenture contains certain covenants that impose limitation on, among other things (a) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture).
These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at November 30, 1996.

     The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations for the next twelve months, including (a) final payments for construction of the Council Bluffs project, (b) capital improvements and replacements at the operating properties, (c) the construction of a parking garage adjacent to Harveys Wagon Wheel, and (d) dividend and debt service requirements. The existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 39.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                    PART III

     For information required under Items 10, 11, 12 and 13 see the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 1, 1997, which sections are hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a)  The following documents are filed as part of this report:

     (1)  Financial Statements.

          The consolidated financial statements of the Company are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 39.

     (2)  Financial Statement Schedules.

          Schedules have been omitted because they are not applicable, are not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

     (3)  Exhibits are set forth in the "EXHIBIT INDEX" on page 66.

     (b)  Reports on Form 8-K filed during the last quarter of fiscal 1996.

          None

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes"," anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-
looking statements.   All forward-looking statements involve risks and
uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of February, 1997.

                                        HARVEYS CASINO RESORTS

                                        By: /s/ Charles W. Scharer
                                           ------------------------------------
                                           Charles W. Scharer
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                                              DATE
         ---------                            -----                                              ----
/s/ Thomas M. Yturbide
---------------------------        Chairman of the Board and Director                     February 24, 1997
    Thomas M. Yturbide

/s/ William B. Ledbetter
---------------------------        Vice Chairman of the Board and Director                February 24, 1997
    William B. Ledbetter

/s/ Charles W. Scharer
---------------------------        President, Chief Executive Officer and Director        February 24, 1997
    Charles W. Scharer             (Principal Executive Officer)

/s/ John J. McLaughlin
---------------------------        Senior Vice President, Chief Financial Officer and     February 24, 1997
    John J. McLaughlin             Treasurer (Principal Financial Officer)

/s/ John P. Hewitt
---------------------------        Corporate Controller (Principal Accounting Officer)    February 24, 1997
    John P. Hewitt

/s/ Richard F. Kudrna, Sr.
---------------------------        Director                                               February 24, 1997
    Richard F. Kudrna, Sr.

/s/ Jessica L. Ledbetter
---------------------------        Director                                               February 24, 1997
    Jessica L. Ledbetter

/s/ Kirk B. Ledbetter
---------------------------        Director                                               February 24, 1997
    Kirk B. Ledbetter

/s/ Luther Mack
---------------------------        Director                                               February 24, 1997
    Luther Mack

/s/ Franklin K. Rahbeck
---------------------------        Director                                               February 24, 1997
    Franklin K. Rahbeck

/s/ Eugene R. White
---------------------------        Director                                               February 24, 1997
    Eugene R. White

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Deloitte & Touche LLP, Independent Auditors' Report. . . . . . . . . . . .    40
Report of Grant Thornton LLP, Independent Auditors' Report . . . . . . . . . . . . .    41
Consolidated Balance Sheets as of November 30, 1996 and 1995 . . . . . . . . . . . .    42
Consolidated Statements of Income for the Years Ended November 30, 1996,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43
Consolidated Statements of Stockholders' Equity for the Years Ended November
     30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
Consolidated Statements of Cash Flows for the Years Ended November 30, 1996,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .    46

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

We have audited the accompanying consolidated balance sheet of Harveys Casino Resorts and subsidiaries as of November 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              DELOITTE & TOUCHE LLP

Reno, Nevada
January 9, 1997

                        INDEPENDENT AUDITORS' REPORT

Board of Directors
Harveys Casino Resorts

     We have audited the accompanying consolidated balance sheet of Harveys Casino Resorts as of November 30, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harveys Casino Resorts as of November 30, 1995, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

                                       GRANT THORNTON LLP

Reno, Nevada
January 12, 1996

                             HARVEYS CASINO RESORTS
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                                  November 30,
                                                                                                  -------------
                                                                                             1996                1995
                                                                                             ----                ----
Current assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .      $   21,121,376      $   10,492,817
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             469,509           2,090,896
   Accounts receivable, net of allowances for doubtful
          accounts of $288,093 and $170,213. . . . . . . . . . . . . . . . . . .           8,760,106           7,739,816
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,320,897           2,689,836
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,992,022           5,380,902
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,483,912           2,479,436
                                                                                      --------------      --------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          41,147,822          30,873,703
                                                                                      --------------      --------------
Property and equipment
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,670,975          18,411,985
   Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . .         247,968,009         178,355,013
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,802,147          20,798,795
   Equipment, furniture and fixtures . . . . . . . . . . . . . . . . . . . . . .         135,535,533          85,720,036
   Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,908,129          48,425,315
                                                                                      --------------      --------------
                                                                                         427,884,793         351,711,144
   Less: Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (112,976,595)       (100,934,188)
                                                                                      --------------      --------------
                                                                                         314,908,198         250,776,956
                                                                                      --------------      --------------

   Notes receivable-related parties. . . . . . . . . . . . . . . . . . . . . . .           2,071,163           2,064,771
                                                                                      --------------      --------------
   Notes receivable-other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,796,715           2,796,715
                                                                                      --------------      --------------
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,606,509          12,993,496
                                                                                      --------------      --------------
   Investment in unconsolidated affiliate. . . . . . . . . . . . . . . . . . . .          15,237,480          13,738,103
                                                                                      --------------      --------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  393,767,887      $  313,243,744
                                                                                      --------------      --------------
                                                                                      --------------      --------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt-banks and others. . . . . . . . . . . . . .      $    2,752,799      $    2,500,153
   Current portion of long-term debt-related parties . . . . . . . . . . . . . .                  -            3,967,167
   Accounts and contracts payable. . . . . . . . . . . . . . . . . . . . . . . .           9,542,590           4,676,008
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,139,810          13,014,764
                                                                                      --------------      --------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          29,435,199          24,158,092
Long-term debt, net of current portion
   Banks and others. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         181,353,658         118,741,457
   Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -           7,934,333
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,339,319          15,895,084
Minority interest in subsidiary. . . . . . . . . . . . . . . . . . . . . . . . .                   -           1,757,659
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,876,639          12,456,033
                                                                                      --------------      --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         244,004,815         180,942,658
                                                                                      --------------      --------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued . .                   -                   -
   Common stock, $.01 par value; 30,000,000 shares authorized;
          issued 9,818,322 and  9,402,657. . . . . . . . . . . . . . . . . . . .              98,183              94,026
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,659,470          31,524,152
Treasury stock, at cost; 10,036 shares and 5,350 shares. . . . . . . . . . . . .            (151,276)            (79,733)
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (425,187)         (1,196,828)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         111,606,913         102,063,739
Net unrealized loss on marketable securities . . . . . . . . . . . . . . . . . .             (25,031)           (104,270)
                                                                                      --------------      --------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .         149,763,072         132,301,086
                                                                                      --------------      --------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .      $  393,767,887      $  313,243,744
                                                                                      --------------      --------------
                                                                                      --------------      --------------

     The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                   Years Ended November 30,
                                                                                   -------------------------
                                                                        1996                1995                     1994
                                                                        ----                ----                     ----
Revenues
  Casino . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 186,368,776       $ 121,368,981           $   83,991,219
  Lodging. . . . . . . . . . . . . . . . . . . . . . . . . .          28,745,686          25,499,036               21,870,098
  Food and beverage. . . . . . . . . . . . . . . . . . . . .          39,851,616          33,969,834               29,768,248
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .           6,402,770           6,287,024                5,598,637
  Management fees and joint venture. . . . . . . . . . . . .           5,023,381           1,668,934                        -
  Less: Casino promotional allowances. . . . . . . . . . . .         (18,643,497)        (15,593,778)             (12,942,596)
                                                                   -------------       -------------           --------------
     Total net revenues. . . . . . . . . . . . . . . . . . .         247,748,732         173,200,031              128,285,606
                                                                   -------------       -------------           --------------
Costs and expenses
  Casino . . . . . . . . . . . . . . . . . . . . . . . . . .          86,732,228          57,519,779               40,998,741
  Lodging. . . . . . . . . . . . . . . . . . . . . . . . . .          11,677,166           9,458,539                7,428,639
  Food and beverage. . . . . . . . . . . . . . . . . . . . .          24,796,962          20,280,268               17,401,668
  Other operating. . . . . . . . . . . . . . . . . . . . . .           2,812,983           2,837,956                2,557,218
  Selling, general and administrative. . . . . . . . . . . .          67,126,744          50,269,869               39,813,351
  Depreciation and amortization. . . . . . . . . . . . . . .          16,482,145          12,332,956                9,703,705
  Pre-opening expenses . . . . . . . . . . . . . . . . . . .           4,099,490           2,146,667                        -
                                                                   -------------       -------------           --------------
     Total costs and expenses. . . . . . . . . . . . . . . .         213,727,718         154,846,034              117,903,322

Operating income . . . . . . . . . . . . . . . . . . . . . .          34,021,014          18,353,997               10,382,284
                                                                   -------------       -------------           --------------
Other income (expense)
  Interest income. . . . . . . . . . . . . . . . . . . . . .             903,975             950,525                  679,940
  Interest expense . . . . . . . . . . . . . . . . . . . . .         (15,098,509)         (8,910,714)              (3,566,055)
  Life insurance benefits. . . . . . . . . . . . . . . . . .                   -           2,245,520                  371,449
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            (221,048)            605,933                 (229,703)
                                                                   -------------       -------------           --------------
     Total other income (expense). . . . . . . . . . . . . .         (14,415,582)         (5,108,736)              (2,744,369)
                                                                   -------------       -------------           --------------
Income before income taxes and extraordinary item. . . . . .          19,605,432          13,245,261                7,637,915
Income tax provision . . . . . . . . . . . . . . . . . . . .          (7,791,497)         (3,900,000)              (2,500,000)
                                                                   -------------       -------------           --------------
Income before extraordinary item . . . . . . . . . . . . . .          11,813,935           9,345,261                5,137,915
Loss on early retirement of debt, net of taxes . . . . . . .            (521,705)                  -                        -
                                                                   -------------       -------------           --------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  11,292,230       $   9,345,261           $    5,137,915
                                                                   -------------       -------------           --------------
                                                                   -------------       -------------           --------------
Net income per common share
  Income before extraordinary item . . . . . . . . . . . . .       $        1.22       $        0.99           $         0.58
  Extraordinary item . . . . . . . . . . . . . . . . . . . .               (0.06)                  -                        -
                                                                   -------------       -------------           --------------
  Net income . . . . . . . . . . . . . . . . . . . . . . . .       $        1.16       $        0.99           $         0.58
                                                                   -------------       -------------           --------------
                                                                   -------------       -------------           --------------
Weighted average common shares outstanding . . . . . . . . .           9,698,500           9,456,051                8,885,525
                                                                   -------------       -------------           --------------
                                                                   -------------       -------------           --------------


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                              Years Ended November 30,
                                                                                              -------------------------
                                                                                       1996            1995               1994
                                                                                       ----            ----               ----
Common Stock
  Balance at beginning of year
     Shares: 9,402,657 in 1996, 9,348,823 in 1995 and 6,902,190 in 1994. . .   $     94,026      $     93,488       $      69,022
  Net proceeds from public stock offering    Shares: 2,250,000 in 1994 . . .              -                 -              22,500
  Issuance of restricted stock, Shares: 1,500 in 1996, 50,500 in 1995
     and 176,500 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .             15               505               1,765
  Issuance of employees' stock, Shares: 20,133 in 1994 . . . . . . . . . . .              -                 -                 201
  Issuance of stock in acquisition of minority interest of subsidiary
    Shares: 382,500 in 1996. . . . . . . . . . . . . . . . . . . . . . . . .          3,825                 -                   -
  Stock options exercised, Shares: 31,665 in 1996 and 3,334 in 1995. . . . .            317                33                   -
                                                                               ------------      ------------        -----------
  Balance at end of year, Shares 9,818,322 in 1996, 9,405,657 in 1995
     and 9,348,823 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . .         98,183            94,026              93,488
                                                                               ------------      ------------        ------------
Additional Paid-in Capital
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .     31,524,152        30,511,349                   -
  Net proceeds from public stock offerings . . . . . . . . . . . . . . . . .              -                 -          27,760,453
  Issuance of restricted stock . . . . . . . . . . . . . . . . . . . . . . .         26,798           969,245           2,469,235
  Issuance of employees' stock . . . . . . . . . . . . . . . . . . . . . . .              -                 -             281,661
  Issuance of stock in acquisition of minority interest of subsidiary,
     net of issuance costs of $507,098 . . . . . . . . . . . . . . . . . . .      6,660,952                 -                   -
  Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . .        447,568            43,558                   -
                                                                               ------------      ------------        ------------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .     38,659,470        31,524,152          30,511,349
                                                                               ------------      ------------        ------------
Treasury Stock
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .        (79,733)          (28,765)                  -
  Forfeiture of restricted stock . . . . . . . . . . . . . . . . . . . . . .        (49,000)          (24,500)            (15,750)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . .        (22,543)          (26,468)            (13,015)
                                                                               ------------      ------------        ------------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .       (151,276)          (79,733)            (28,765)
                                                                               ------------      ------------        ------------
Deferred Compensation
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .     (1,196,828)       (1,181,719)                  -
  Issuance of restricted stock . . . . . . . . . . . . . . . . . . . . . . .        (26,814)         (969,750)         (1,853,250)
  Amortization of deferred compensation. . . . . . . . . . . . . . . . . . .        749,455           930,141             655,781
  Forfeiture of restricted stock . . . . . . . . . . . . . . . . . . . . . .         49,000            24,500              15,750
                                                                               ------------      ------------        ------------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .      ( 425,187)       (1,196,828)         (1,181,719)
                                                                               ------------      ------------        ------------
Retained Earnings
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .    102,063,739        94,216,595          90,200,350
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,292,230         9,345,261           5,137,915
  Cash dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . .     (1,749,056)       (1,498,117)         (1,121,670)
                                                                               ------------      ------------        ------------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .    111,606,913       102,063,739          94,216,595
                                                                               ------------      ------------        ------------
Net Unrealized Gain (Loss) on Marketable Securities
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .       (104,270)                -                   -
  Recognized loss on marketable securities . . . . . . . . . . . . . . . . .              -            16,683                   -
  Net unrealized gain (loss) on marketable securities. . . . . . . . . . . .         79,239          (120,953)                  -
                                                                               ------------      ------------        ------------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,031)         (104,270)                  -
                                                                               ------------      ------------        ------------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .   $149,763,072      $132,301,086        $123,610,948
                                                                               ------------      ------------        ------------
                                                                               ------------      ------------        ------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended November 30,
                                                                                           ------------------------
                                                                                   1996                1995                 1994
Cash flows from operating activities
  Net income                                                                $   11,292,230      $    9,345,261      $    5,137,915
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                               16,482,145          12,332,956           9,703,705
    Net loss on disposition of assets                                              193,481              72,247              63,547
    Equity in (income) loss of unconsolidated affiliates                        (1,720,710)            731,724             206,604
    Net loss on sale of marketable securities                                            -              16,683              53,975
    Amortization of deferred compensation                                          749,455             930,141             655,781
    Amortization of debt issuance costs                                          1,719,218             331,417              46,504
    Minority interest in loss of consolidated subsidiary                           (66,755)           (677,008)            (26,408)
    Deferred income taxes                                                        2,439,759             352,320             572,422
    (Increase) decrease in assets
      Accounts receivable, net                                                  (1,020,290)         (5,111,091)            587,169
      Inventories                                                                 (750,456)            116,986            (510,725)
      Prepaid expenses                                                           1,388,880            (289,594)         (2,600,014)
      Other assets                                                                (315,760)         (4,816,950)         (1,078,575)
    Increase (decrease) in liabilities
      Accounts and contracts payable                                             2,897,695           1,014,726          (1,394,086)
      Accrued expenses                                                           5,285,369           4,808,098          (1,458,259)
      Income taxes payable                                                               -            (259,510)            259,510
      Other liabilities                                                          1,193,685             695,705           3,887,352
                                                                            --------------      --------------      --------------
        Net cash provided by operating activities                               39,767,946          19,594,111          14,106,417
                                                                            --------------      --------------      --------------
  Cash flows from investing activities
    Proceeds from disposition of assets                                            198,920             220,455             109,660
    Capital expenditures                                                       (51,395,297)        (66,897,927)        (32,456,134)
    Proceeds from sale of marketable securities                                  1,833,202             300,000             536,776
    Purchase of marketable securities                                             (132,592)           (159,498)           (172,778)
    Advances to related party trust                                                      -                   -            (455,275)
    Purchase of notes and accrued interest of consolidated subsidiary           (6,000,000)                  -                   -
    Investment in unconsolidated affiliate                                               -          (4,000,500)           (806,400)
    Loan to unconsolidated affiliate                                              (200,000)                  -                   -
    Advances to employees                                                                -            (184,949)           (491,498)
    Proceeds from notes receivable                                                 193,608             289,482             230,749
                                                                            --------------      --------------      --------------
    Net cash used in investing activities                                      (55,502,159)        (70,432,937)        (33,504,900)
                                                                            --------------      --------------      --------------
  Cash flows from financing activities
    Net borrowings under short-term credit agreements                             (335,019)            281,099             (37,634)
    Proceeds from long-term debt                                               245,900,000         181,436,932          31,550,000
    Principal payments on long-term debt                                      (210,835,153)       (124,736,101)        (42,881,518)
    Dividends paid                                                              (1,749,056)         (1,498,117)         (1,421,670)
    Debt issuance costs                                                         (7,043,342)         (1,615,419)                  -
    Net proceeds from public stock offering                                              -                   -          28,310,123
    Stock options exercised                                                        447,885              43,591                   -
    Acquisition of treasury stock                                                  (22,543)            (26,468)            (13,015)
                                                                            --------------      --------------      --------------
        Net cash provided by financing activities                               26,362,772          53,885,517          15,506,286
                                                                            --------------      --------------      --------------
  Increase (decrease) in cash and cash equivalents                              10,628,559           3,046,691          (3,892,197)
  Cash and cash equivalents at beginning of year                                10,492,817           7,446,126          11,338,323
                                                                            --------------      --------------      --------------
  Cash and cash equivalents at end of year                                  $   21,121,376      $   10,492,817      $    7,446,126
                                                                            --------------      --------------      --------------
                                                                            --------------      --------------      --------------
  Supplemental disclosure of cash flows information
    Cash paid for interest, net of amounts capitalized                      $   15,775,000      $    6,602,000      $    3,513,000
    Cash paid for income taxes                                                   6,068,000           4,600,000           1,250,000
  Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired on contracts and trade payables             22,303,908           7,520,305           3,137,000
    Acquisition of minority interest in subsidiary
      Fair value of net assets acquired                                          5,480,971                   -                   -
      Minority interest                                                          1,690,904                   -                   -
      Common stock issued                                                       (7,171,875)                  -                   -
    Subordinated notes issued in acquisition of notes
      and accrued interest of subsidiary                                         8,000,000                   -                   -


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

     Harveys Casino Resorts, a Nevada corporation, (the "Company") is engaged in the casino entertainment industry. The Company owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada. Until April 30, 1996, the Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ("HCCMC") owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owns Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. HCCMC has a contract to manage the Central City hotel and casino, which opened for business on December 2, 1994. Through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ("HLVMC") , the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino which opened for business on March 9, 1995. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC") is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996. All material intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest bearing deposits and highly liquid debt instruments purchased with initial maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

 MARKETABLE SECURITIES


          As of December 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, the Company's marketable securities have been classified as "available-for-sale" and are stated at market value, with any unrealized gains or losses excluded from income and reported as a separate component of stockholders' equity for fiscal years 1996 and 1995. Market value is determined by the closing price of the security as of the balance sheet date. Net realized gains or losses are determined on the average cost method. Marketable securities at November 30, 1996 and 1995 consisted of shares in one mutual fund. The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or net income.

 CASINO REVENUES AND PROMOTIONAL ALLOWANCES

     In accordance with industry practice, the Company recognizes as casino
revenues the net win from gaming   activities, which is the difference between
gaming wins and losses. Promotional allowances consist principally of the retail value of complimentary rooms, food, beverage, and other promotional allowances provided to customers without charge. The estimated costs of providing such complimentary services have been classified as casino operating expenses through interdepartmental allocations as follows:


                                                 Years Ended November 30,
                                                 ------------------------
                                           1996           1995          1994
                                           ----           ----          ----
Hotel. . . . . . . . . . . . . . .    $  2,454,401   $  1,707,465  $  1,235,377
Food and beverage. . . . . . . . .       9,805,175      8,566,136     6,445,881
Other. . . . . . . . . . . . . . .          51,782         53,527        74,146
                                       -----------    -----------  ------------
                                       $12,311,358    $10,327,128  $  7,755,404
                                       -----------    -----------  ------------
                                       -----------    -----------  ------------


INVENTORIES

     Inventories consist primarily of operating supplies and food and beverage stock and are stated at the lower of weighted average cost or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Interest incurred during construction is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Depreciable lives are as follows:


 Buildings and improvements. . . . . . . . . . . . . . . . .   15 to 45 years
 Riverboat . . . . . . . . . . . . . . . . . . . . . . . . .         20 years
 Leasehold improvements. . . . . . . . . . . . . . . . . . .    5 to 30 years
 Equipment, furniture and fixtures . . . . . . . . . . . . .    5 to 10 years

UNAMORTIZED LOAN COSTS AND DEBT ISSUANCE COSTS

     Loan costs incurred in connection with a reducing, revolving credit agreement are amortized to interest expense over the term of the loan on a straight-line method. Debt issuance costs associated with the Company's senior subordinated notes are amortized to interest expense over the term of the notes on the interest method.

NET INCOME PER COMMON SHARE

     Net income per common share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

     Fully diluted earnings per share amounts are the same as primary per share amounts for the years presented.

INCOME TAXES

     The Company and its subsidiaries file a consolidated federal tax return. Income taxes are recorded in accordance with the liability method specified by SFAS No. 109. The following basic principles are applied in accounting for income taxes: (a) a current liability or asset is recognized for the estimated taxes payable or refundable for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law, the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107-DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. When practicable, the following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

     Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

     Notes receivable: The fair value of notes receivable is based upon projected cash flows discounted at estimated current market rates of interest. It is not practicable to estimate the fair value of notes receivable-related parties due to the related party nature of those instruments.

     Long-term debt: The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

     It is estimated that the carrying amounts of the Company's financial instruments approximate fair value at November 30, 1996.

CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of standby letters of credit.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company does not have collateral or other security to support financial instruments with off-balance-sheet credit risk.

FUTURE DEVELOPMENT COSTS

     The Company capitalizes costs associated with new gaming projects until:
(a)  the project is no longer considered viable and the costs are expensed; or
(b) the likelihood of the project is relatively certain and the costs are reclassified to pre-opening and expensed when operations commence. Capitalized future development costs, relating to potential new gaming projects, of approximately $1,427,000 and $724,000 as of November 30, 1996 and 1995, respectively, are included on the accompanying balance sheet as other assets.

PRE-OPENING EXPENSES

     Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the casino commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are nonrecurring in nature. At November 30, 1995 approximately $2.1 million incurred in connection with Harveys Casino Hotel project in Council Bluffs, Iowa was included in prepaid expenses on the Company's balance sheet. In 1996, approximately $4.1 million, including the previously incurred $2.1 million, was expensed in conjunction with the Company's opening of Harveys Casino Hotel. Approximately $2.1 million was expensed in fiscal 1995 in conjunction with the Company's opening of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Additionally, the Company's equity in the loss of the Hard Rock Hotel and Casino for fiscal year 1995 included the Company's share of approximately $4.5 million in pre-opening expenses.

MINORITY INTEREST


     Minority interest at November 30, 1995 represents the minority member's proportionate share of equity in HWW. Such minority interest was acquired by the Company on April 30, 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION, which will be effective for the Company beginning December 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages ( but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which will be effective for the Company beginning December 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of this statement will have a material effect on the Company's results of operations or financial position.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on net income.


2.    SALE OF COMMON STOCK

     During February 1994, the Company sold 2,250,000 shares of common stock in an initial public offering which generated net proceeds of approximately $27.8 million after deducting underwriting discounts and expenses. In addition, stockholders of the Company sold 1,200,000 shares of common stock in the public offering and received proceeds, net of underwriting discounts, of approximately $15.6 million.


3.    ACCRUED EXPENSES

     Accrued expenses consist of the following as of:


                                                                              November 30,
                                                                              -------------
                                                                          1996               1995
                                                                          ----               ----
Provision for progressive jackpot payouts. . . . . . . . . . .     $   1,355,382        $  1,081,537
Accrued interest . . . . . . . . . . . . . . . . . . . . . . .           242,480           2,546,329
Accrued salaries, wages and other employee benefits. . . . . .         7,470,018           4,606,261
Accrued taxes other than income taxes. . . . . . . . . . . . .         2,066,110             907,128
Self-funded workers' compensation and medical claims accrual .         1,640,617           1,568,679
Outstanding gaming chips and tokens. . . . . . . . . . . . . .         1,613,158           1,147,689
Race and sports book futures and unclaimed winners . . . . . .           754,279             684,797
Customers' advanced deposits . . . . . . . . . . . . . . . . .           622,525              85,078
Other accrued liabilities. . . . . . . . . . . . . . . . . . .         1,375,241             387,266
                                                                   -------------        ------------
                                                                   $  17,139,810        $ 13,014,764
                                                                   -------------        ------------
                                                                   -------------        ------------

4.   LONG-TERM DEBT

     Long-term debt consists of the following as of:


                                                                       November 30,
                                                                       ------------
                                                                   1996           1995
                                                                   ----           ----
10 5/8 % senior subordinated notes, due 2006 . . . . . . . .   $150,000,000   $          -
Subordinated notes payable to related parties. . . . . . . .              -     11,901,500
Banks and others
   Note payable to banks . . . . . . . . . . . . . . . . . .     30,500,000    115,000,000
   Notes payable to financing company. . . . . . . . . . . .      3,367,226      5,799,817
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .        239,231        441,793
                                                               ------------   ------------
                                                                184,106,457    133,143,110
   Less current portion. . . . . . . . . . . . . . . . . . .      2,752,799      6,467,320
                                                               ------------   ------------
                                                               $181,353,658   $126,675,790
                                                               ------------   ------------
                                                               ------------   ------------

          Aggregate annual maturities of long-term debt, based on amounts borrowed as of November 30, 1996, are as follows:

 Years Ending November 30,
 -------------------------
 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,752,799
 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .          633,353
 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,089
 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,336
 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,724
 2002 and thereafter . . . . . . . . . . . . . . . . . . . .      180,683,156
                                                                -------------
                                                                $ 184,106,457
                                                                -------------
                                                                -------------

10 5/8 % SENIOR SUBORDINATED NOTES, DUE 2006

     On May 22, 1996 the Company issued and sold, pursuant to an underwritten public offering, $150 million in aggregate principal amount of 10 5/8% senior subordinated notes due 2006 (the "Senior Subordinated Notes").

     The Senior Subordinated Notes are governed by an indenture (the "Indenture") and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordianted Notes are guaranteed by each of the Restricted Subsidiaries of the Company ( as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At November 30, 1996, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

     Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1996. The Senior Subordianted Notes will mature on June 1, 2006. The Senior Subordianted Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount, plus accrued and unpaid interest, to 100% of the principal amount, plus accrued and unpaid interest, beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Subordinated

Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

     The Indenture contains certain covenants that impose limitations on, among other things (a) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (each as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrence of liens on the assets of the Company or any Restricted Subsidiary and (f) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture).
These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at November 30, 1996.

     The proceeds from the sale of the Senior Subordinated Notes, $145.5 million net of underwriting commissions, were used to (a) repay a $10 million note payable to a private investor, (b) retire the $19 million balance of the note payable under a riverboat financing agreement, (c) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes payable to related parties, and (d) reduce the outstanding balance under the Company's reducing revolving bank credit facility.

SUBORDINATED NOTES PAYABLE TO RELATED PARTIES

     In November 1993, HWW issued approximately $11.9 million of 12% subordinated notes (the "HWW Notes") payable to affiliates of Mountain City Casino Partners, L. P. ("Mountain City"), which, until April 30, 1996, owned a 30% minority interest in HWW. Interest on the notes was payable monthly beginning March 1995. Approximately $1.9 million of interest that had accrued through February 1995 was payable on December 1, 1995. An initial principal payment of $3.967 million was due in November 1995. HWW did not make the required principal payment or the $1.9 million interest payment. On April 30, 1996, the Company completed exchanges whereby, (a) the Company acquired the HWW Notes, and interest accrued thereon, in exchange for $6 million cash and $8 million aggregate principal amount of subordinated notes of the Company, due December 31, 2000 (the"Debt Exchange"), and (b) the Company acquired all of the 30% minority equity interest in HWW, the rights to acquire an additional 5% of the equity in HWW and the rights to a priority return from HWW, from Mountain City for 382,500 shares of the Company's common stock, par value $0.01 per share (the "Equity Exchange"). In July 1996, the Company retired the $8 million principal amount of notes issued in the Debt Exchange.

NOTES PAYABLE TO BANKS

     On August 14, 1995 the Company entered into a reducing revolving credit agreement with a consortium of banks. On May 15, 1996 and on May 23, 1996 the reducing revolving credit agreement was amended, essentially to allow for the Debt Exchange, the Equity Exchange and the issuance of the Senior Subordinated Notes.

     On September 30, 1996 the reducing revolving credit agreement was amended again to (a) modify the required repayment schedule and extend the maturity date, (b) reduce the maximum amount available, (c) modify the fee paid on the unborrowed maximum principal balance and (d) modify certain covenants contained in the agreement.

     As of November 30, 1996, under the amended reducing revolving credit agreement ( the "Credit Facility"), the Company could borrow up to a maximum available principal balance of $115 million. The maximum available under the Credit Facility is reduced by the advanced but unpaid principal balance and by any letter of credit exposure. The advanced but unpaid principal balance at November 30, 1996 and 1995 was $30.5 million and $115 million, respectively. Outstanding letters of credit amounted to approximately $2.4 million at November 30, 1996. The note payable under the Credit Facility matures in February 2002. Until then, the annual year-end maximum principal balances are as follows:

                    November 30,
                    -------------
                    1997                                  $115,000,000
                    1998                                   103,500,000
                    1999                                    92,000,000
                    2000                                    74,750,000
                    2001                                    57,500,000

     The Company pays quarterly fees at an annual rate varying from three-eights of one percent (0.375%) to one-half of one percent (0.5%) on the unborrowed maximum principal balance depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The rate in effect at November 30, 1996 was 0.425%.

     Interest is due and payable monthly and is provided at the higher of the prime rate or the Federal Funds Rate plus one-half of one percent (0.5%) , plus an applicable margin determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. However, in accordance with the terms of the Credit Facility, the Company has the option to cause a portion, or all, of the outstanding principal balance to accrue interest at a rate equal to the London Inter-Bank Offering Rate (LIBOR) plus the applicable margin. As a result of LIBOR options made by the Company, the following principal amounts are subject to the following interest rates as of November 30, 1996:

                           Expiration Date          Amount                Rate
                           ---------------          ------                ----
       LIBOR              December 27, 1996      $ 24,000,000           7.625%
       Prime              February 15, 2002      $  6,500,000           9.000%

     The note is secured by all of the Company's property and equipment, contract rights, leases, intangibles and other security interests related to Harveys Resort Hotel/Casino, Harveys Wagon Wheel Hotel/ Casino and the Company's wholly-owned subsidiary, HIMC. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company. The Credit Facility also contains covenants which require the Company to maintain certain financial ratios, restrict investments in and advances to affiliates and limit the Company's ability to pay dividends and incur additional indebtedness. The Company was in compliance with these covenants at November 30, 1996.

NOTES PAYABLE TO FINANCING COMPANY

     HWW entered into an equipment financing agreement with a financing company to finance the acquisition of up to $7.5 million of gaming and associated equipment. The principal balances of the secured notes under the equipment financing agreement as of November 30, 1996 were approximately $2.4 million and $1.0 million. The notes are secured by the equipment acquired and are payable in monthly payments of approximately $194,000 and $56,000 including interest that accrues at a rate of 12.15% per annum. The notes will mature in December 1997 and July 1998, respectively.

5.    OPERATING LEASE COMMITMENTS

     The Company's future minimum lease commitments under noncancellable operating leases (principally for land) as of November 30, 1996 are as follows:

Years Ending November 30,
-------------------------
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,182,220
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,617,829
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,520,924
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,410,090
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,216,716
2002 and thereafter. . . . . . . . . . . . . . . . . . . . . . .     28,943,843
                                                                   ------------
                                                                   $ 41,891,622
                                                                   ------------
                                                                   ------------

     Certain leases included above have provisions which require periodic increases in the rental payments based upon the consumer price index as of certain dates. In addition, annual lease payments under an obligation on a land lease are based upon 3% of gross gaming revenues of Harveys Resort Hotel/Casino, or a minimum rent, as adjusted for the consumer price index, whichever is greater. For 1996, 1995 and 1994, the Company recognized rental expense of approximately $2.5 million, $3.1 million and $3.1 million, respectively, which includes approximately $655,000, $740,000, and $1,400,000, respectively, above the minimum rental amounts.

     The Company is also a lessor on several noncancellable lease agreements. Of the rental income recognized for the years ended November 30, 1996, 1995 and 1994, approximately $77,000, $85,000 and $81,000, respectively, represents rents received as a percentage of gross receipts. The remaining amounts are attributable to specified minimum rent. Future minimum payments due to the Company under these noncancellable lease agreements are as follows:


Years Ending November  30,
--------------------------
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    873,402
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            655,134
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            171,370
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            144,150
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             93,000
                                                                   ------------
                                                                   $  1,937,056
                                                                   ------------
                                                                   ------------

6.    INCOME TAXES

     The provision for income taxes consists of the following:


                                                                               Years Ended November 30,
                                                                               ------------------------
                                                                         1996           1995           1994
                                                                         ----           ----           ----
Current. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $5,484,923     $3,547,680     $1,927,578
Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,306,574        352,320        572,422
                                                                      ----------     ----------     ----------
Income tax provision before extraordinary item . . . . . . . . .       7,791,497      3,900,000      2,500,000
Income tax benefit of extraordinary item . . . . . . . . . . . .        (334,497)             -              -
                                                                      ----------     ----------     ----------
Income tax provision . . . . . . . . . . . . . . . . . . . . . .      $7,457,000     $3,900,000     $2,500,000
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

          The difference between the Company's provision for federal income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of pre-tax earnings.


                                                                                 Years Ended November 30,
                                                                                 -------------------------
                                                                           1996           1995           1994
                                                                           ----           ----           -----
 Income tax at the statutory rate. . . . . . . . . . . . . . . .           35.0%          35.0%          35.0%
 Non-deductible expenses . . . . . . . . . . . . . . . . . . . .             0.8            0.7            0.9
 Tax credits . . . . . . . . . . . . . . . . . . . . . . . . . .            (1.1)          (1.2)          (2.4)
 Nontaxable life insurance benefits. . . . . . . . . . . . . . .               -           (5.3)          (1.7)
 State income tax, net of federal benefit. . . . . . . . . . . .             1.9              -              -
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .             3.1            0.2            0.9
                                                                            ----           ----           -----
                                                                           39.7%          29.4%          32.7%
                                                                            ----           ----           -----
                                                                            ----           ----           -----

     The components of the deferred income tax assets and liabilities as presented in the consolidated balance sheets, are as follows at November 30,


                                                     1996              1995
                                                     ----              ----
Deferred Tax Asset
Accrued compensation . . . . . . . . . . . .    $  4,513,769      $  3,328,122
Other accrued expenses . . . . . . . . . . .       2,401,454         2,479,436
                                                ------------      ------------
                                                   6,915,223         5,807,558
Deferred Tax Liability
Property and equipment . . . . . . . . . . .      22,770,630        19,223,206
                                                ------------      ------------
Net deferred tax liability . . . . . . . . .     $15,855,407       $13,415,648
                                                ------------      ------------
                                                ------------      ------------
Current deferred asset . . . . . . . . . . .    $  3,483,912      $  2,479,436
Noncurrent deferred liability. . . . . . . .      19,339,319        15,895,084
                                                ------------      ------------
Net deferred tax liability . . . . . . . . .     $15,855,407       $13,415,648
                                                ------------      ------------
                                                ------------      ------------

     The Company's federal income tax returns for fiscal years 1994 and 1995 are currently under examination by the Internal Revenue Service. Management of the Company does not believe any significant adjustments will be required.

7.   EXTRAORDINARY ITEM

     In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. In June 1996, the Company applied a portion of the net proceeds from the sale of the Senior Subordinated Notes to retire the balance of approximately $19 million outstanding under the note payable under a riverboat financing agreement and expensed the unamortized debt issuance cost related to that agreement. In July 1996, the Company retired the subordinated notes issued in the Debt Exchange and recognized expense as the result of writing off the related debt issuance costs. These items are reflected in operating results as an extraordinary loss in 1996 of approximately $522,000 net of income tax benefit.


8.    EMPLOYEE BENEFIT PLANS

401(k) PLAN

     The Company maintains a defined contribution retirement savings plan for all full-time employees who have at least one year of continuous employment and 1,000 hours of service. The Company contributes amounts equal to 50% of each eligible employee's voluntary contributions. For purposes of determining the Company's required contribution to the plan, the employee's voluntary contributions cannot exceed 6% of the employee's qualified compensation. The Company's contribution to the plan for the years ended November 30, 1996, 1995 and 1994 amounted to approximately, $1,011,000, $1,035,000 and $905,000, respectively.

LONG-TERM INCENTIVE PLAN

     In 1994, the Company adopted a long-term incentive plan for key employees. Under the plan, incentives are accrued based upon annual operating results; however, ultimate payment of these incentives is contingent upon the Company attaining certain financial objectives over consecutive and concurrent three-year periods. As of November 30, 1996 and 1995, the amount due to plan participants was $782,000 and $461,000, respectively.

DEFERRED COMPENSATION PLAN

     In 1990, the Company established a non-qualified deferred compensation plan for designated executives and outside directors. Individuals electing to participate in this plan may voluntarily defer receipt of up to twenty-five percent (25%) of the participant's annual compensation. The deferred compensation is credited to each participant's account, and interest on such amounts is added to the participant's account each quarter. The interest rate paid on amounts deferred prior to calendar year 1995 is the prime rate at the beginning of each quarter plus five percent (13.25% at November 30,1996). The interest rate paid on amounts deferred subsequent to December 31, 1994 is the prime rate plus two and one-half percent (10.75% at November 30, 1996). The Company is under no obligation to fund amounts under this plan, and such amounts are unsecured and treated as general obligations of the Company. As of November 30, 1996 and 1995, the amount due participants in this plan was approximately $1,998,000 and $1,328,000, respectively.

OMNIBUS INCENTIVE PLANS

     In November 1993, the Company adopted the 1993 Omnibus Incentive Plan (the "1993 Plan") and in March 1996, the Company adopted the 1996 Omnibus Incentive Plan (the "1996 Plan" and together with the 1993 Plan, collectively referred to as the "Plans"). Under the Plans, shares of the Company's common stock may be granted to employees or prospective employees of the Company and/or its subsidiaries who are responsible for the management, growth and protection of the business of the Company. Issuance of shares of common stock under the Plans may consist of stock options, stock appreciation rights, restricted stock grants, performance units and dividend equivalents. The Plans are administered by a committee of the Board of Directors (the "Committee") whose members determine who will be awarded stock options, stock appreciation rights, restricted stock grants, performance units and dividend equivalents.

     Under the 1993 Plan, 915,219 shares of the Company's common stock were reserved for potential awards and under the 1996 Plan, an additional 500,000 shares of the Company's common stock were reserved.

     Stock options may be granted alone or in addition to other awards or in tandem with stock appreciation rights. The exercise price of stock options granted under the Plans is established by the Committee, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The term of each stock option will be fixed by the Committee. However, the term of any stock option may not exceed ten years. In connection with the Company's public stock offering, options to acquire shares of common stock were granted to designated executive officers and key employees under the terms of the 1993 Plan. The exercise price of the options is equal to the initial public offering price ($14 per share) of the common stock. Subsequent to the public stock offering, the Company has also granted additional options to certain key employees. The exercise price of these options ranges between $10.62 and $22.25 per share. These options will be exercisable as to 33 1/3% of the shares on each of the next three anniversaries of the date of grant. The following table summarizes options granted, exercised and canceled during the year:


                                                                                Years Ended November 30,
                                                                                ------------------------
                                                                           1996           1995           1994
                                                                           ----           ----           ----
 Stock options outstanding at beginning of year. . . . . . . . .         469,432        367,500              -
 Stock options granted . . . . . . . . . . . . . . . . . . . . .         407,580        116,200        374,500
 Stock options exercised . . . . . . . . . . . . . . . . . . . .         (25,665)        (3,334)             -
 Stock options canceled. . . . . . . . . . . . . . . . . . . . .         (20,334)       (10,934)        (7,000)
                                                                         --------       -------        -------
 Stock options outstanding at end of year. . . . . . . . . . . .         831,013        469,432        367,500
                                                                         --------       -------        -------
                                                                         --------       -------        -------
 Stock options exercisable at end of year. . . . . . . . . . . .         433,042        230,166        122,500
                                                                         --------       -------        -------
                                                                         --------       -------        -------

     Stock appreciation rights entitle the holder to receive in cash an amount equal to the excess of the fair market value of common stock on the date of exercise over the fair market value of common stock on the date of grant. A stock appreciation right may be exercised at any time following the date which is six months after the date of grant, but not prior to the exercisability of any stock option with which it is granted in tandem. As of November 30, 1996, no stock appreciation rights had been granted.

     Restricted stock grants are awards of shares of common stock granted subject to such restrictions, terms and conditions as the Committee deems appropriate. The Committee determines the number of restricted shares to be granted and may impose different terms and conditions on any particular restricted share grant made to any employee. In connection with the Company's initial public stock offering, the Company granted to certain executive officers and key employees 176,500 shares of restricted common stock. The award of these restricted shares was in consideration of past and future services provided by the executive officers and key employees. During fiscal 1995, the Company granted an additional 50,500 restricted shares and during fiscal 1996, an additional 1,500 shares were granted. The restricted shares granted, in each case, vested immediately as to 25% of the shares as of the date of the grant and vest an additional 25% on each of the next three anniversaries of the grant. As of November 30,1996 grantees of the restricted shares had forfeited 6,375 shares pursuant to terms of the Plans. The Company has recognized approximately $750,000, $930,000, and $660,000 as compensation expense in 1996, 1995, and
1994, respectively.

     At November 30, 1996, 9,712 shares of the Company's common stock were available for grant under the 1993 Plan and an additional 323,370 shares were available for grant under the 1996 Plan.

1993 EMPLOYEE STOCK GRANT PROGRAM

     In November 1993, the Company adopted the 1993 Employee Stock Grant Program. The plan provided for a one-time aggregate grant of 20,133 shares of the Company's common stock to each employee who had been employed by the Company for at least one year and was not otherwise a stockholder of the Company or eligible to participate in any of the Company's other benefit plans providing for stock ownership.

 1993 NON-EMPLOYEE DIRECTORS' STOCK OPTION PROGRAM

     In November 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Program whereby each currently serving non-employee director was granted an option to purchase 4,500 shares of the Company's common stock, and will be granted an option to purchase 1,500 shares of common stock immediately following each annual meeting. Each new non-employee director receives a grant of an option to purchase 4,500 shares of the Company's common stock immediately after the first annual meeting of shareholders after any such director is elected or appointed to the Board of Directors and will receive an option to purchase 1,500 shares of common stock immediately following each subsequent annual meeting. The options granted will vest 33 1/3% on the date of grant and 33 1/3% on each of the next two anniversaries of grant. The exercise price will be the fair market value of the common stock on the date of grant. A total of 60,000 shares have been reserved for issuance under this plan. As of November 30, 1996, 33,000 options have been granted under this plan at exercise prices of $14 to $18.13 per share. The following table summarizes options granted, exercised and canceled during the year:

                                                                       Years Ended November 30,
                                                                       -------------------------
                                                                 1996           1995           1994
                                                                 ----           ----           ----
 Stock options outstanding at beginning of year. . . . . . .    22,500         18,000              -
 Stock options granted . . . . . . . . . . . . . . . . . . .     6,000          9,000         18,000
 Stock options exercised . . . . . . . . . . . . . . . . . .    (6,000)             -              -
 Stock options canceled. . . . . . . . . . . . . . . . . . .    (1,500)        (4,500)             -
                                                                ------         ------         ------
 Stock options outstanding at end of year. . . . . . . . . .    21,000         22,500         18,000
                                                                ------         ------         ------
                                                                ------         ------         ------
 Stock options exercisable at end of year. . . . . . . . . .    15,500         16,500          6,000
                                                                ------         ------         ------
                                                                ------         ------         ------

SUPPLEMENTAL RETIREMENT PLANS

          In January 1991, the Company adopted noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under the supplemental executive retirement plans is age 65, and participants receive benefits based on years of service and compensation. In October 1993, the Company adopted a noncontributory plan for members of the Company's Board of Directors. Participants in the Board of Directors plan receive benefits based on years of service upon retirement from the Board.

     The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet as of November 30, 1996 and 1995:

                  ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION

                                                                                                        November 30,
                                                                                                        ------------
                                                                                                  1996                1995
                                                                                                  ----                ----
Accumulated benefit obligation, including vested benefits of
$10,024,952 and $9,409,411, respectively . . . . . . . . . . . . . . . . . . . . . .         $ 10,662,987        $  9,923,469
                                                                                             ------------        ------------
                                                                                             ------------        ------------

Projected benefit obligation for service rendered to date. . . . . . . . . . . . . .         $ 13,660,863        $ 12,702,124
Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                   -
                                                                                             ------------        ------------
Projected benefit obligation in excess of plan assets. . . . . . . . . . . . . . . .           13,660,863          12,702,124
Unrecognized net gain (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,586,914)         (2,961,839)
Prior service cost not yet recognized in net periodic pension cost . . . . . . . . .           (1,862,149)         (2,075,146)
Unrecognized net obligation at adoption date . . . . . . . . . . . . . . . . . . . .           (1,885,821)         (2,057,520)
                                                                                             ------------        ------------

Accrued pension cost recognized. . . . . . . . . . . . . . . . . . . . . . . . . . .         $  7,325,979        $  5,607,619
                                                                                             ------------        ------------
                                                                                             ------------        ------------
Additional liability and intangible asset:
Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 10,662,987        $  9,923,469
Less: Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                   -
                                                                                             ------------        ------------
Unfunded accumulated benefit obligation. . . . . . . . . . . . . . . . . . . . . . .           10,662,987           9,923,469
Less: Accrued pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,325,979)         (5,607,619)
                                                                                             ------------        ------------

Additional liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  3,337,008        $  4,315,850
                                                                                             ------------        ------------
                                                                                             ------------        ------------
Intangible asset - limited to unrecognized net obligation plus prior
 service cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  3,337,008        $  4,132,666
                                                                                             ------------        ------------
                                                                                             ------------        ------------

         Pension cost consists of the following components:

                                                                                   Years Ended November 30,
                                                                                   ------------------------
                                                                               1996           1995           1994
                                                                               ----           ----           ----
Service cost - benefits earned during the period . . . . . . . . . . .    $   425,334    $   286,453    $   675,383
Interest cost on projected benefit obligation. . . . . . . . . . . . .        907,147        835,627        725,369
Return on plan assets. . . . . . . . . . . . . . . . . . . . . . . . .              -              -              -
Net amortization and deferral. . . . . . . . . . . . . . . . . . . . .        517,165        451,468        556,605
                                                                          -----------    -----------    -----------
Net periodic pension cost. . . . . . . . . . . . . . . . . . . . . . .    $ 1,849,646    $ 1,573,548    $ 1,957,357
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------

     The projected benefit obligation for November 30, 1996 and 1995 was determined using an assumed discount rate of 7.25% and an assumed salary increase rate of 5%. The Company has recorded additional liabilities of $3,337,008 and $4,315,850, and intangible assets of $3,337,008 and $4,132,666 as of November 30, 1996 and 1995, respectively. As of November 30, 1996 and 1995 a liability of approximately $10.6 million and $9.9 million, respectively, is included in the consolidated balance sheets under the caption "Other liabilities" for the above plan.

POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits for certain key executives and members of the Company's Board of Directors. These plans have been accounted for in accordance with the provisions of SFAS No. 106- EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This statement requires that the cost of these postretirement medical benefits be recognized under the accrual method of accounting. As permitted by SFAS No. 106, the Company has elected to amortize over a period of 20 years the accumulated postretirement benefit obligation (transition obligation) related to prior service costs. The components of the periodic expense for postretirement benefits were as follows:


                                                                           Years Ended November  30,
                                                                           -------------------------
                                                                     1996           1995           1994
                                                                     ----           ----           ----
Service cost of benefits earned. . . . . . . . . . . . . . .     $   94,414     $   70,372     $   73,071
Interest cost on liability . . . . . . . . . . . . . . . . .         55,338         47,470         40,006
Amortization of transition obligation. . . . . . . . . . . .         12,197         12,197         12,197
Prior service cost . . . . . . . . . . . . . . . . . . . . .          6,683          5,012          5,012
Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,136          1,766          5,876
                                                                 ----------     ----------     ----------
Net periodic postretirement benefit cost . . . . . . . . . .     $  171,768     $  136,817     $  136,162
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

     The Company's current policy is to fund the plan as covered benefits are paid. The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows:


                                                                                                            November  30,
                                                                                                          ----------------
                                                                                                       1996            1995
                                                                                                       ----            ----
Accumulated postretirement benefit obligation
  Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   35,433     $   34,810
  Fully eligible active plan participants. . . . . . . . . . . . . . . . . . . . . . . . . . .          97,139         84,439
  Other active plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         775,681        648,080
                                                                                                    ----------     ----------
                                                                                                       908,253        767,329
                                                                                                    ----------     ----------
Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -
Accumulated postretirement benefit obligation in excess of plan assets . . . . . . . . . . . .         908,253        767,329
Prior service cost not recognized in net periodic postretirement benefit cost. . . . . . . . .        (102,547)      (109,230)
Unrecognized net gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (110,393)      (121,583)
Unrecognized transition obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (195,140)      (207,337)
                                                                                                    ----------     ----------
Postretirement benefit liability recognized in the consolidated balance sheets . . . . . . . .      $  500,173     $  329,179
                                                                                                    ----------     ----------
                                                                                                    ----------     ----------

     A 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996 and 1995. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of November 30, 1996 and 1995 by approximately $ 139,000 and $123,000, respectively, and increase the service and interest cost components of net periodic postretirement benefit cost by approximately $ 26,000 and $15,000, respectively. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation at November 30, 1996 and 1995 was 7.25%.

SELF INSURED PLANS

     The Company is self insured for employee medical coverage and workers' compensation for the benefit of its employees. Estimated accrued obligations for claims under these self- insured plans as of November 30, 1996 and 1995 were approximately $1.6 million and $1.6 million, respectively. The Company's maximum liability under both plans is limited by stop-loss agreements with insurance companies.

9.    COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     In connection with regulatory requirements of the State of Nevada and the City of Central, Colorado, the Company was required to issue irrevocable standby letters of credit to guarantee the Company's obligation to satisfy a progressive slot machine jackpot payout, guarantee payment of workers' compensation benefit payments and to insure completion of public improvements. Outstanding standby letters of credit as of November 30, 1996 were as follows:


                                                                             Amount           Expiration Date
                                                                             ------           ----------------
Gaming Patron. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    538,095       December 2, 1997
St. Paul Fire and Marine (workers' compensation) . . . . . . . . . . .         812,500       April 15, 1997
City of Central, Colorado. . . . . . . . . . . . . . . . . . . . . . .         841,219       December  6, 1997
City of Central, Colorado. . . . . . . . . . . . . . . . . . . . . . .         119,972       October 28, 1997
City of Central, Colorado. . . . . . . . . . . . . . . . . . . . . . .          60,000       October 28, 1997
                                                                          ------------
                                                                          $  2,371,786
                                                                          ------------
                                                                          ------------

The standby letter of credit of $841,219 in favor of Central City, Colorado was canceled in January 1997.

EMPLOYMENT CONTRACTS

     The Company has entered into employment agreements with certain key executives. Each agreement expires prior to December 31, 2000. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans, certain stock grants and stock option provisions.

CONSTRUCTION COMMITMENTS

     The Company has commenced construction of a parking facility adjacent to Harveys Wagon Wheel Hotel/ Casino in Central City, Colorado. As currently designed, the facility will accommodate approximately 550 automobiles and is scheduled for completion in the summer of 1997. The Company has entered into various contracts or agreements relative to the construction of the parking facility. The cost of the project, as currently planned, is estimated to be approximately $10.8 million. Through November 30, 1996, the Company had expended approximately $2.2 million.


10.   RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM  RELATED PARTY TRUST

     Jessica L. Ledbetter, Kirk B. Ledbetter and Franklin K. Rahbeck, all directors of the Company, and Wells Fargo Bank, National Association are the co-trustees of the William B. Ledbetter and Beverlee A. Ledbetter Irrevocable Trust ("the Trust"). The Trust owns survivorship life insurance policies on the lives of William B. Ledbetter and Beverlee A. Ledbetter, deceased. William B. Ledbetter is an officer and director of the Company and , until her death on September 12, 1995, Beverlee A. Ledbetter was the largest shareholder of the Company. Prior to fiscal 1995, the Company had paid premiums on the life insurance policies owned by the Trust. The Company has no further obligation to pay such premiums. The Trust has issued two notes payable to the Company for the amounts of the premiums previously paid by the Company. The notes are in the principal amounts of $1,376,995 and $455,272 and bear interest at the rate of 5.84% and 6.30%, respectively. Interest on the notes is payable on December 31 of each year and the entire unpaid principal amount becomes due on the earlier of November 15, 2001 or the death of William B. Ledbetter.

INVESTMENT IN EXPANSION PROJECTS

     In September 1993, the Company made a capital contribution of $10.0 million cash in HRHC for purposes of developing the Hard Rock Hotel and Casino. During 1994, the Company contributed an additional $806,400 and, in January 1995, the Company made an additional capital contribution of $4.0 million. The Company has a 40% equity interest in HRHC.

ACQUISITION

     On April 30, 1996 the Company acquired all of the 30% minority interest in HWW. Prior to April 30, 1996 the Company owned 70% of HWW through the Company's wholly-owned subsidiary, HCCMC. The acquisition of the minority interest was accomplished through the exchange of 382,500 shares of the common stock of the Company.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price ( the market value of the common stock issued, net of issuance costs) was allocated to the net assets acquired based on their estimated fair values as follows: $3.8 million to buildings and $1.6 million to land.

     Until April 30, 1996, the operating results of HWW, less the minority interest, were consolidated with those of the Company. Since the acquisition, 100% of the results of operations have been consolidated with those of the Company. The following table reflects unaudited pro forma consolidated results of the Company and HWW on the basis that the acquisition had taken place at the beginning of the fiscal year presented:

Dollars in thousands, except per common share amounts  Years Ended November 30,
                                                       ------------------------
                                                           1996           1995
                                                           ----           ----
 Net revenues. . . . . . . . . . . . . . . . . . .     $  186,369     $  173,200
 Net income. . . . . . . . . . . . . . . . . . . .         11,243          8,806
 Net income per common share
    (9,923,193 shares and 9,838,551 shares). . . .     $     1.13     $     0.90

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and the elimination of the minority interest in the loss from operations. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated December 1, 1994 or of future results of operations of the consolidated entities.

11.  UNCONSOLIDATED AFFILIATE

     The Company owns a 40% equity interest in HRHC. The Company accounts for this investment on the equity method. The Hard Rock Hotel and Casino opened
March 9, 1995.   Pursuant to a management agreement, the Company earns a base management fee of 4% of adjusted gross revenue (as defined in the agreement), and up to an additional 2% of adjusted gross revenue if certain financial
targets are met, from HRHC.    Operating results prior to the opening were
immaterial. Summarized balance sheet and income statement information for HRHC as of November 30, 1996 and 1995, and for the years then ended were as follows:


                                                           November 30,
                                                           ------------
Sumarized Balance Sheet Information (in thousands)      1996           1995
                                                        ----           ----
  Current asssets. . . . . . . . . . . . . . . . .   $  11,376       $  7,604
  Land, buildings and equipment, net . . . . . . .      84,466         88,133
  Other assets . . . . . . . . . . . . . . . . . .      11,792          4,083
                                                     ---------      ---------
      Total assets . . . . . . . . . . . . . . . .     107,634         99,820
                                                     ---------      ---------
  Current liabilities. . . . . . . . . . . . . . .      20,950         12,712
  Long-term debt . . . . . . . . . . . . . . . . .      55,922         60,813
                                                     ---------      ---------
      Total liabilites . . . . . . . . . . . . . .      76,872         73,525
                                                     ---------      ---------
      Net assets . . . . . . . . . . . . . . . . .   $  30,762      $  26,295
                                                     ---------      ---------
                                                     ---------      ---------

                                                       Years Ended November 30,
                                                       ------------------------
Summarized Statements of Operations (in thousands)      1996           1995
                                                        ----           ----
  Revenues . . . . . . . . . . . . . . . . . . . .   $  77,289      $  55,863
  Operating income . . . . . . . . . . . . . . . .      12,663          2,100
  Net income (loss). . . . . . . . . . . . . . . .       4,467         (1,981)


12.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

     The Senior Subordinated Notes issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company, except for subsidiaries which are inconsequential. The guarantees are full and unconditional and joint and several. The following summarized combined financial information of the guarantor subsidiaries includes the accounts of HCCMC, HWW (which became wholly owned in April 1996), HLVMC and HIMC. Full separate financial statements of the guarantor subsidiaries have not been included because management has determined that they are not material to investors.


                                                                           NOVEMBER 30,
                                                                           ------------
BALANCE SHEET DATA (IN THOUSANDS)                                    1996                 1995
ASSETS:                                                              ----                 ----
   Total current assets. . . . . . . . . . . . . . . . . . .     $   13,952          $    6,591
   Total noncurrent assets . . . . . . . . . . . . . . . . .        191,279             130,627
                                                                 ----------           ---------
      Total assets . . . . . . . . . . . . . . . . . . . . .     $  205,231          $  137,218
                                                                 ----------           ---------
                                                                 ----------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Total current liabilities . . . . . . . . . . . . . . . .     $   35,203          $   16,862
   Noncurrent liabilities. . . . . . . . . . . . . . . . . .        122,414              83,371
   Minority interest in subsidiary . . . . . . . . . . . . .          2,098               1,758
   Stockholders' equity. . . . . . . . . . . . . . . . . . .         45,516              35,227
                                                                 ----------           ---------
      Total liabilities and stockholders' equity . . . . . .     $  205,231          $  137,218
                                                                 ----------           ---------
                                                                 ----------           ---------


                                                                      YEARS ENDED NOVEMBER 30,
                                                                      ------------------------
 STATEMENT OF OPERATIONS DATA (IN THOUSANDS)                           1996                1995
                                                                       ----                ----
   Net revenues. . . . . . . . . . . . . . . . . . . . . . .     $  117,214           $  42,580
   Costs and expenses. . . . . . . . . . . . . . . . . . . .        (95,746)            (36,080)
   Other expense . . . . . . . . . . . . . . . . . . . . . .        (11,298)             (4,587)
   Income tax provision. . . . . . . . . . . . . . . . . . .         (3,933)               (659)
                                                                 ----------           ---------
   Income from continuing operations . . . . . . . . . . . .          6,237               1,254
   Extraordinary item, net of tax benefit. . . . . . . . . .           (172)                  -
                                                                 ----------           ---------
      Net income . . . . . . . . . . . . . . . . . . . . . .     $    6,065           $   1,254
                                                                 ----------           ---------
                                                                 ----------           ---------
 STATEMENT OF CASH FLOWS DATA (IN THOUSANDS)
   Net cash provided by operating activities . . . . . . . .     $   17,147           $   2,128
   Net cash used in investing activities . . . . . . . . . .        (40,408)            (62,656)
   Net cash provided by financing activities . . . . . . . .         31,400              61,648
                                                                 ----------           ---------
   Increase in cash and cash equivalents . . . . . . . . . .     $    8,139           $   1,120
                                                                 ----------           ---------
                                                                 ----------           ---------

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited selected quarterly financial information for each quarter of fiscal 1996 and 1995. This information, in the opinion of management, includes all normal recurring adjustments necessary for a fair representation of the information set forth therein. The operating results for any quarter are not indicative of results for any future period. Quarterly results may not be comparative due to the seasonal nature of operations.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      FIRST         SECOND         THIRD         FOURTH
-------------------------------------                                      -----         ------         -----         ------
Fiscal 1996
   Revenue . . . . . . . . . . . . . . . . . . . . . . . . .           $  49,474      $  59,380      $  74,249      $  64,647
   Operating income. . . . . . . . . . . . . . . . . . . . .                 895          8,147         15,198          9,781
   Income (loss) before income taxes and
     extraordinary item. . . . . . . . . . . . . . . . . . .                (896)         5,049         10,533          4,918
   Extraordinary item, net of tax. . . . . . . . . . . . . .                   -           (141)          (380)             -
   Net income (loss) . . . . . . . . . . . . . . . . . . . .                (576)         3,003          5,905          2,961
   Net income (loss) per common share (a): . . . . . . . . .
     Income (loss) before extraordinary item . . . . . . . .           $   (0.06)      $   0.33       $   0.64       $   0.30
     Extraordinary item, net of tax. . . . . . . . . . . . .                   -          (0.02)         (0.04)             -
     Net income (loss) per common share. . . . . . . . . . .           $   (0.06)      $   0.31       $   0.60       $   0.30
Fiscal 1995
   Revenue (b) . . . . . . . . . . . . . . . . . . . . . . .           $  38,337       $ 40,649       $ 50,854       $ 43,360
   Operating income (loss)(b). . . . . . . . . . . . . . . .                (528)         3,555          9,643          5,684
   Income (loss) before income taxes . . . . . . . . . . . .              (1,747)         1,506          8,111          5,375
   Net income (loss) . . . . . . . . . . . . . . . . . . . .              (1,117)           961          5,318          4,183
   Net income (loss) per common share (a). . . . . . . . . .           $   (0.12)       $  0.10       $   0.56       $   0.44

___________

(a) Net income (loss) per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters; accordingly, the sum of the quarters does not equal the full-year income per share.

(b) Revenue and operating income (loss) for the second, third and fourth quarters of fiscal 1995 differ from those previously reported due to the reclassification of the Company's equity in the income (loss) of HRHC to revenue.

                                  EXHIBIT INDEX

Exhibit
Number                         Description                               Page
--------                       -----------                               -----

2.1 Acquisition Agreement, dated as of March 28, 1996, between the Registrant and Mountain City Casino Partners, L. P. (9)

3.1       Restated Articles of Incorporation of the Registrant (1)

3.2       Sixth Amended Bylaws of the Registrant (11)

4.1       Form of Stock Certificate of the Registrant (1)

4.2 Indenture, dated as of April 30, 1996 between the Registrant and IBJ Schroder Bank and Trust, as Trustee ( including form of Note) (9)

4.3 Indenture, dated as of May 15, 1996 by and among the Registrant ( the "Issuer") Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.
          V. Management Company, Inc. ( the "Guarantors") and IBJ Schroder Bank & Trust Company as Trustee ( including form of
          Note) (10)

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

Exhibit
Number                         Description                               Page
--------                       -----------                               -----

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

Exhibit
Number                         Description                               Page
--------                       -----------                               ----

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

10.20     Employment Agreement, dated November 30, 1993,  between
          Thomas M. Yturbide and the Registrant (1)

Exhibit
Number                         Description                               Page
--------                       -----------                               ----

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

10.30 Definitive Agreement between Harveys C.C. Management Company and Mountain City Casino Partners , L.P. (1)

10.31     Management Agreement between the Registrant and Harveys
          Wagon Wheel Casino Limited Liability Company  (1)

10.32 Form of Assignment and Assumption Agreement between Mountain City Casino Partners, L.P. and Harveys Wagon Wheel Casino Limited Liability Company (1)

10.33 Loan Agreement between Harveys Wagon Wheel Casino Limited Liability Company and Mountain City Casino Partners, L.P.
          (1)

10.34     Employment Agreement, dated November 29, 1993, between
          Charles W. Scharer and the Registrant  (1)

10.35     1993 Omnibus Incentive Plan (2)

10.36     1993 Non-Employee Directors Stock Option Program  (2)

10.37 Form of Deferred Compensation Agreement and Schedule of 1994 Participants (2)

Exhibit
Number                         Description                               Page
--------                       -----------                               -----

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

Exhibit
Number                         Description                               Page
--------                       -----------                               ----

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

10.62     Commitment Letter, dated January 18, 1995, between the
          Registrant and First Interstate Bank of  Nevada, N.A. (4)

Exhibit
Number                         Description                               Page
--------                       -----------                               ----

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

10.69 Employment Agreement dated August 5, 1995, by and between the Registrant and Gary R. Selesner. (7)

10.70 Employment Agreement dated August 14, 1995, by and between the Registrant and JohnMcLaughlin. (7)

10.71 Employment Agreement dated August 14, 1995, by and between the Registrant and Kevin Servatius. (7)

10.72 Employment Agreement dated August 24, 1995, by and between the Registrant and Edward B. Barraco. (7)

10.73 Employment Agreement dated August 21, 1995, by and between the Registrant and David J. Hurst. (7)

10.74 Employment Agreement dated August 21, 1995, by and between the Registrant and Lou R. Kelmanson. (7)

10.75 Reducing Revolving Credit Agreement, dated as of August 14, 1995, by and among the Registrant and Harveys C.C. Management Company, Inc., Harveys Iowa Management Company, Inc., (the "Borrowers")and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, Bank of the West, First Security Bank of Idaho, N.A., Imperial Bank, Norwest Bank of Nebraska, N.A., NBD Bank, Societe Generale, The Daiwa Bank, Limited, U.S. Bank of Nevada, West One Bank, Idaho and Argentbank , (the"Lenders"). (7)

Exhibit
Number                         Description                               Page
--------                       -----------                               ----

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

10.83     Long-term Incentive Plan Guidelines (1995-1997 Performance
          Period) (8)

10.84     1996 Omnibus Incentive Plan (10)

10.85 First Amendment, dated as of May 15, 1996, to Reducing Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company and Harveys Iowa Management Company, Inc. (the "Borrowers"), Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank Limited,Chicago Branch,
          U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the "Lenders") (11)

10.86 Second Amendment, dated as of May 23, 1996, to Reducing Revolving Credit Agreement by and among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company and Harveys Iowa Management Company, Inc. (the "Borrowers"), Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank Limited, Chicago Branch,
          U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the "Lenders") (11)

Exhibit
Number                         Description                               Page
--------                       -----------                               -----

10.87 Release of Guaranty Agreement, dated May 10, 1996, by and among the Registrant, the Lenders, the Agent Bank, the Banks and Hard Rock Hotel, Inc. (13)

10.88 Third Amendment, dated as of September 30, 1996, to Reducing Revolving Credit Agreement by and among the Registrant, Harveys C.C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company and Harveys Iowa Management Company, Inc. ( the "Borrowers"), Wells Fargo Bank, National Association, U. S. Bank of Nevada, Bank of the West, First Security Bank, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank,Societe Generale, the Sumitomo Bank Limited, Chicago Branch and Agrentbank (the "Lenders").(15)

10.89 Certificate of Joinder to General Continuing Subsidiary Guaranty, dated as of September 30,1996, by Harveys L. V. Management Company, Inc., ("Joining Party") and Wells Fargo Bank, National Association ("Beneficiary") under the General Continuing Subisidiary Guarantee dated as of August 14, 1995, made by Reno Projects, Inc. (15)

16.1 Grant Thornton LLP's letter regarding a change in certifying accountant (14)

21.1      List of Subsidiaries of the Registrant (13)

23.1      Consent of Deloitte & Touche LLP (15)

23.2      Consent of Grant Thornton LLP (15)

27        Financial Data Schedule (15)
_______________________________________________
     (1)       Incorporated herein by reference to Registration
               Statement No. 33-70670

     (2)       Incorporated herein by reference to the
               Registrant's Quarterly Report on Form 10-Q for the period ended February 28,1994

     (3)       Incorporated herein by reference to the
               Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1994

     (4)       Incorporated herein by reference to Registrant's
               Annual Report on Form 10-K for the period ended
               November 30, 1994

     (5)       Incorporated herein by reference to Registrant's
               Quarterly Report on Form 10-Q for the period ended
               February 28, 1995

     (6)       Incorporated herein by reference to Registrant's
               Quarterly Report on Form 10-Q for the period ended
               May 31, 1995

     (7)       Incorporated herein by reference to Registrant's
               Quarterly Report on Form 10-Q for the period ended
               August 31 1995

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

     (9)       Incorporated herein by reference to Registration
               Statement No. 333-616

     (10)      Incorporated herein by reference to Registration
               Statement No. 333-3576

     (11)      Incorporated herein by reference to Registrant's
               Quarterly Report on Form 10-Q for the period ended
               May 31, 1996

     (12)      Incorporated herein by reference to Registrant's
               Current Report on Form 8-K filed June 14, 1996

     (13)      Incorporated herein by reference to Registrant's
               Quarterly Report on Form 10-Q for the period ended
               August 31, 1996

     (14)      Incorporated herein by reference to Registrant's
               Current Report on Form 8-K filed on July 3, 1996

     (15)      Filed herewith