Form 10-Q
period 1997-03-31
HARVEYS CASINO RESORTS
filed 1997-04-14
CIK 914022

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On April 7, 1997, the registrant had outstanding 9,822,176 shares of its $.01 par value, common stock.

HARVEYS CASINO RESORTS
INDEX



PART I.  FINANCIAL INFORMATION                                  Page No.

 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets,
          February 28, 1997 and November 30, 1996                     3

          Condensed Consolidated Statements of
          Operations For the Three Months Ended
          February 28, 1997 and February 29, 1996                     4

          Condensed Consolidated Statements of Cash
          Flows For the Three Months Ended February
          28, 1997 and February 29, 1996                              5

          Notes to Condensed Consolidated Financial
          Statements                                                  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation               10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                          17

 Item 2.  Changes in Securities                                      17

 Item 3.  Defaults Upon Senior Securities                            17

 Item 4.  Submission of Matters to a Vote of Security Holders        17

 Item 5.  Other Information                                          17

 Item 6.  Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                           18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEYS CASINO RESORTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
                                                                   ASSETS

                                                                      February 28,    November 30,
                                                                          1997          1996
                                                                      ----------     ------------

Current assets
  Cash and cash equivalents                                            $ 18,868      $    21,121
  Accounts and notes receivable, net                                      7,388            8,760
  Prepaid expenses                                                        5,228            3,992
  Other current assets                                                    7,280            7,275
                                                                       --------      -----------
     Total current assets                                                38,764           41,148
Property and equipment, (net of accumulated
depreciation of $117,050 and $112,977)                                  315,337          314,908
Notes receivable                                                          2,193            4,868
Other assets                                                             17,218           17,607
Investment in unconsolidated affiliate                                   15,455           15,237
                                                                      ---------      -----------
     Total assets                                                     $ 388,967      $   393,768
                                                                      =========      ===========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                   $   2,643      $     2,753
  Accounts and contracts payable                                          5,440            9,542
  Accrued expenses                                                       19,878           17,140
                                                                      ---------      -----------
     Total current liabilities                                           27,961           29,435

Long-term debt, net of current portion                                  178,004          181,354
Deferred income taxes                                                    19,339           19,339
Other liabilities                                                        14,137           13,877
                                                                       --------       -----------
     Total liabilities                                                  239,441          244,005
                                                                      ---------       -----------
Stockholders' equity
  Preferred stock, $.01 par value;
  5,000,000 shares authorized; none issued
  Common stock, $.01 par value; 30,000,000
  shares authorized; shares issued 9,832,322
  and 9,818,322                                                              98               98
  Additional paid-in capital                                             38,855           38,659
  Retained earnings                                                     111,120          111,607
  Treasury stock, at cost; 10,113 shares
  and 10,036 shares                                                        (152)            (151)
  Net unrealized loss on marketable securities                              (31)             (25)
  Deferred compensation                                                    (364)            (425)
                                                                      ----------       ----------
     Total stockholders' equity                                         149,526          149,763
                                                                      ----------       ----------
     Total liabilities and stockholders' equity                       $ 388,967       $  393,768
                                                                      ==========     ===========

              The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                               February 28,1997  February 29,1996

Revenues
  Casino                                        $     43,998        $  36,935
  Lodging                                              6,946            6,065
  Food and beverage                                    9,108            8,428
  Other                                                2,087            1,541
  Management fees and joint venture                      993            1,060
          Less: Casino promotional allowances         (4,578)          (4,555)
                                                -------------       ----------
    Total net revenues                                58,554           49,474
                                                -------------       ----------
Costs and expenses
  Casino                                              22,368           19,763
  Lodging                                              3,058            2,289
  Food and beverage                                    6,540            4,346
  Other operating                                        664              645
  Selling, general and administrative                 16,905           14,385
  Depreciation and amortization                        4,420            3,561
  Pre-opening expenses                                     -            3,590
                                                   ----------        ----------
    Total costs and expenses                          53,955           48,579
                                                   -----------       ----------
  Operating income                                     4,599              895
                                                   -----------       -----------
  Other income (expense)
  Interest income                                         43              197
  Interest expense                                    (4,950)          (2,151)
  Minority interest in loss of consolidated
     subsidiary                                            -              167
  Other, net                                              315              (4)
                                                  -----------         -----------
    Total other income (expense)                       (4,592)         (1,791)
                                                  -----------         -----------
Income (loss) before income taxes                           7            (896)
Income tax (provision) benefit                             (3)            320
                                                  -----------         -----------
Net income (loss)                                 $         4         $  (576)
                                                  ===========         ===========
Net income (loss) per common share                $      0.00         $ (0.06)
                                                  ===========         ===========
Dividends declared per common share               $      0.05         $  0.04
                                                  ===========         ==========
Weighted average common shares used
          in calculating net income (loss)
   per common share                                 9,851,672         9,483,449
                                                  ============        ==========

             The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                              Three Months Ended
                                                              -------------------
                                                            February 28,     February 29,
                                                            ------------   -----------
                                                                1997           1996
                                                            ------------   -----------

Cash flows from operating activities
 Net income (loss)                                          $        4     $   (576)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
   Depreciation and amortization                                 4,420         3,561
   Other, net                                                    1,307         7,932
                                                            --------- -    ---------
   Net cash provided  by operating activities                     5731        10,917
                                                            ---------- ---------
Cash flows from investing activities
  Capital expenditures                                          (7,610)       (9,655)
  Proceeds from disposition of assets                            3,510            -
  Other, net                                                      (129)          167
                                                            ---------- ---------
           Net cash used in investing activities                (4,229)       (9,488)
                                                            ---------- ---------
Cash flows from financing activities
  Principal payments on long-term debt                          (4,815)      (25,504)
  Dividends paid                                                  (491)         (376)
  Proceeds from long-term debt                                   1,500        29,000
  Other, net                                                        51            36
                                                            ----------       --------
  Net cash (used in) provided  by
     financing activities                                       (3,755)        3,156
                                                            ----------       ---------
(Decrease) increase in cash and cash equivalents                (2,253)        4,585

Cash and cash equivalents at beginning of period                21,121        10,493
                                                            -----------     ---------
Cash and cash equivalents at end of period                  $   18,868      $ 15,078
                                                            ===========     =========

                The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation,(the 'Company') is engaged in the casino entertainment industry. The Company owns and operates Harveys Resort Hotel/Casino on
       the south shore  of Lake Tahoe, Nevada.   Until April 30, 1996, the
       Company, through its wholly-owned subsidiary, Harveys C. C.
       Management Company, Inc. ('HCCMC') owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ( HWW') which owns Harveys Wagon Wheel Hotel/Casino in Central City, Colorado.
       On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. HCCMC has a contract to manage the Central City hotel and casino. Through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc.('HLVMC'), the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ('HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ('HIMC') is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel, convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

       The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are stated at cost adjusted by equity in undistributed earnings or losses. Minority interest represents the minority member's proportionate share of the loss from HWW for the three months ended February 29, 1996.

       The condensed consolidated balance sheet as of November 30, 1996 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

       In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for a full fiscal year.

       Certain prior year period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income (loss).

       These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

2. Net Income (Loss) Per Common Share - Net income (loss) per common share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted per share amounts are the same as primary per share amounts for all periods presented.

3. Pre-opening Expenses - Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the casino commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are nonrecurring in nature. Approximately $3.6 million of pre-opening expenses were expensed in the first quarter of 1996 in conjunction with the Company's opening of HIMC's riverboat casino in Council Bluffs, Iowa on January 1, 1996.

4. Recently Adopted Accounting Standards - The Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning December 1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121, during the first quarter of fiscal 1997, did not have an effect on the financial position or results of operations of the Company.

       The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. This statement was adopted by the Company for the fiscal year beginning December 1, 1996 and requires certain disclosures about the impact on results of operations of the fair value of stock-based employee compensation arrangements. Management intends to continue to account for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly adoption of SFAS No. 123 did not have a significant effect on the financial position or results of operations of the Company. The Company will include the pro forma effects of this statement in its notes to financial statements for the fiscal year ending November 30, 1997.

5. Recently Issued Accounting Standards - The FASB has issued SFAS No. 128, Earnings Per Share, which (a) simplifies current standards by eliminating the presentation of primary earnings per share ('EPS') and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution, (b) requires companies with complex capital structures to present basic and diluted EPS on the face of the income statement and, (c) eliminates the modified treasury stock method of computing potential shares. SFAS No. 128 will be effective for the Company beginning December 1, 1997, including interim periods ending after that date. On adoption, restatement of all prior-period EPS data presented will be required. The Company has not yet determined what effect, if any, the adoption of SFAS No. 128 will have on the Company's EPS.

6. Commitments - The Company has commenced construction of a parking facility adjacent to Harveys Wagon Wheel Hotel/Casino in Central
       City, Colorado. As currently designed, the facility will accommodate approximately 550 automobiles and is scheduled for completion in the summer of 1997. The Company has entered into various contracts or agreements relative to the construction of the parking facility. The cost of the project, as currently planned, is estimated to be approximately $10.8 million. Through February 28, 1997, the Company had expended approximately $4.5 million.

7. Summarized Financial Information of Subsidiaries - The 10 5/8% Senior Subordinated Notes due 2006, (the "Senior Subordinated Notes"), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The following unaudited summarized combined financial information of the guarantor subsidiaries includes the accounts of HCCMC, HWW (which became wholly owned on April 30, 1996), HLVMC and HIMC (which commenced operations
       January 1, 1996).   Full separate financial statements of the guarantor
       subsidiaries have not been included because management has determined they are not material to investors.

                                        February 28, 1997   November 30, 1996

  Balance Sheet Data (in thousands)
  Assets
   Current assets                        $   14,208          $     13,952
   Noncurrent assets                        192,871               191,279
                                         -----------         ------------
   Total assets                          $  207,079          $    205,231
                                         ===========         ============
       Liabilities and Stockholder's Equity
   Current liabilities                   $   33,958          $     35,203
   Noncurrent liabilities                   123,792               122,414
   Minority interest in subsidiary            2,041                 2,098
   Stockholder's equity                      47,288                45,516
                                         -----------         ------------
   Total liabilities and stockholder's
      equity                             $  207,079           $   205,231
                                         ===========         ============

                                                    Three Months Ended
                                     February 28,1997       February 29, 1996

Statement of Operations Data(in thousands)
   Net revenues                          $  33,880           $    21,615
   Costs and expenses                       27,807                20,542
   Other expense                              ( 30)                 (524)
   Income tax provision                    ( 2,438)                ( 196)
                                         -----------         ------------
   Net income                            $    3,605           $      353
                                         ===========         ============

Statement of Cash Flows Data (in thousands)
       Net cash provided by operating
      activities                         $   5,597           $      7,288
   Net cash used in investing activities    (5,311)                (8,363)
          Net cash (used in) provided by
        financing activities                  (826)                 7,553
                                         -----------         ------------
   (Decrease) increase in cash and cash
        equivalents                      $     (540)          $     6,478
                                         ===========         ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
The Company currently owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada, Harveys Wagon Wheel Hotel/Casino in Central City, Colorado and Harveys Casino Hotel in Council Bluffs, Iowa. Additionally, the Company owns a 40% equity interest in and manages the Hard Rock Hotel and Casino in Las Vegas, Nevada.

The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino have been presented excluding the effects of corporate and new business development expenses. Those expenses have been presented under the caption "Corporate and Development". On April 30, 1996, the Company acquired the 30% minority interest in HWW. As a result of the acquisition, Harveys Wagon Wheel Hotel/Casino and HWW became wholly owned by the Company. The riverboat casino portion of Harveys Casino Hotel opened on January 1, 1996 and the land-based facilities opened on May 24, 1996. The operating results of Harveys L. V. Management Company consist of fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income or loss of the Hard Rock Hotel and Casino.

                                                     Three Months Ended
                                            February 28, 1997  February 29, 1996
                                                      (dollars in thousands)

     Net Revenues:
     Harveys Resort Hotel/Casino                $      24,674      $    27,858
     Harveys Wagon Wheel Hotel/Casino                  10,283            9,684
     Harveys Casino Hotel - Iowa                       22,604           10,872
     Harveys L.V. Management Company                      993            1,060

     Operating Income (Loss):
     Harveys Resort Hotel/Casino                $       1,194       $    2,386
     Harveys Wagon Wheel Hotel/Casino                   1,571            1,303
     Harveys Casino Hotel - Iowa (1)                    3,564           (1,232)
     Harveys L. V. Management Company                     938            1,003
     Corporate and Development                         (2,668)          (2,565)

     EBITDA (2):
     Harveys Resort Hotel/Casino                $       3,181        $   4,605
     Harveys Wagon Wheel Hotel/Casino                   2,321            2,074
     Harveys Casino Hotel - Iowa (1)                    5,094            2,874
     Harveys L. V. Management Company                     993            1,058
     Corporate and Development                         (2,571)          (2,565)


(1) The operating loss for the first quarter of fiscal 1996 includes approximately $3.6 million of pre-opening expenses. These expenses have been excluded in the EBITDA calculation for that period.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results of Operations, Quarter Ended February 28, 1997 Compared to Quarter Ended February 29, 1996.

The Company's consolidated net revenues for the first quarter of fiscal 1997 amounted to approximately $58.6 million, a new record for the Company's first quarter and an increase of $9.1 million, or 18.4%, over net revenues recorded in the first quarter of fiscal 1996. The improvement was attributable to the $11.7 million increase in net revenues produced by Harveys Casino Hotel. Net revenues for the first quarter of fiscal 1997 from this Council Bluffs, Iowa property were provided by a full three months of operations of the complete facility while the first quarter of fiscal 1996 provided two months of revenues from the riverboat casino. Net revenues from the Company's Lake Tahoe property declined by approximately $3.2 million, or 11.4%, the result of adverse weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers. Mud slides triggered by the inclement weather closed U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Harveys Wagon Wheel Hotel/Casino experienced a 6.2% increase in net revenues, up $0.6 million while the revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino remained relatively level at approximately $1.0 million.

Casino revenues for the first quarter of fiscal 1997, enhanced by a full quarter of operations in Council Bluffs, amounted to approximately $44 million, an improvement of $7.1 million over the comparable quarter of the prior year. The three months of gaming activity on board the riverboat produced an increase of approximately $9 million in casino revenues compared to those produced during the first two months of casino operations at the Council Bluffs property during the first quarter of fiscal 1996. The Company's Lake Tahoe property suffered a decline in casino revenues of approximately $3 million, or 16.9 %, as a result of the adverse weather and road conditions. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $1.1 million in casino revenue over the
prior year comparable quarter.   Casino costs and expenses increased for the
comparable quarterly periods, up $2.6 million to $22.4 million for the current year period. The Council Bluffs casino accounted for $3.2 million of the increase while the Colorado operations accounted for approximately $0.7 million of the increase. The Lake Tahoe operations produced a $1.3 million improvement in casino costs due to lower payroll and related costs and the reduction of other operating costs in reaction to the lower casino volume resulting from the impact of the adverse weather conditions.

Lodging revenues for the fiscal 1997 first quarter improved by approximately $0.9 million over the prior year first quarter and amounted to $6.9 million.
The opening of the hotel facility in Council Bluffs, which was under construction at the end of the first quarter of fiscal 1996, contributed $1.0 million accounting for all of the quarter-over-quarter increase. Lodging profits improved by approximately $0.1 million. However, as expected, due to promotional pricing of rooms at the Company's new hotel in Council Bluffs, total lodging costs and expenses increased at a higher rate than lodging revenue.

Food and beverage revenues for the current fiscal year first quarter amounted to $9.1 million, an improvement of nearly $0.7 million, or 8.1%, over the prior year first quarter. Food and beverage revenue from the Council Bluffs property, which included revenues from the land-based facilities in 1997, contributed an increase of approximately $2.4 million. That increase was offset by declines at Lake Tahoe, precipitated by the effects of the adverse weather, and at Central City as the result of outsourcing, during the second quarter of fiscal 1996, the food service and a portion of the beverage service to an unaffiliated management company whose facilities at the property include a Tony Roma's Famous For Ribs
restaurant and a Tony Roma's Express.   Food and beverage profits and margins
declined for the quarter-to-quarter comparison primarily as a result of the decision to attractively price the food and beverage offerings at the Council Bluffs property to attract local customers.

Other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino remained relatively level at approximately $2.6 million in the aggregate.

Selling, general and administrative expenses increased by approximately $2.5 million, or 17.5%, to $16.9 million for the current fiscal year first quarter. The three months of operations for the first quarter of fiscal 1997 in Council Bluffs accounted for approximately $2.7 million of the increase. The Lake Tahoe operations recognized an improvement in overall selling, general and administrative expenses of approximately $0.4 million from the first quarter of fiscal 1996 compared to the current fiscal year first quarter, while these expenses increased by less than $0.2 million at the Central City property. Depreciation and amortization expenses increased by approximately $0.9 million. The increase was associated with the expanded facilities in Council Bluffs.

With the opening of the Council Bluffs riverboat casino in the first quarter of fiscal 1996, the Company recognized approximately $3.6 million of pre-opening
expenses.   These charges had previously been incurred in connection with the development of the property and deferred until operations commenced.

Interest expense, net of interest income and interest capitalized, increased by approximately $3.0 million to $4.9 million for the first quarter of fiscal 1997. The increase was attributable to the Senior Subordinated Notes which were issued in May 1996, and to the effect of capitalizing approximately $1.1 million of interest in the first quarter of fiscal 1996 in connection with the construction of the Council Bluffs facilities compared to the effect of capitalizing approximately $0.1 million of interest in the current year first quarter in connection with the construction of the parking facility in Central City.

The fiscal 1997 first quarter produced break-even results compared to a loss of approximately $0.6 million for the prior fiscal year first quarter. If pre-opening expenses, net of taxes, are excluded from the results net income of approximately $1.7 million would have been recognized for the prior fiscal year first quarter.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity and capital resources during the first quarter of fiscal year 1997 have been cash flow of approximately $5.7 million from operations and the net proceeds of approximately $3.5 million from the sale of the Company's note receivable from an unrelated party and the sale of the Company's airplane.

At February 28, 1997, the Company had approximately $18.9 million of cash and cash equivalents and a maximum of approximately $86 million available under a reducing revolving credit agreement with a consortium of banks ( the "Credit Facility"), subject to compliance with certain financial covenants.

During the first quarter of fiscal 1997, the Company expended approximately $1.3 million in cash relative to construction payables and retentions associated with the construction of the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs and expended approximately $2.3 million in cash relative to the construction of a parking garage at Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Additionally, the Company made cash payments for dividends of approximately $0.4 million during the quarter, incurred additional cash expenditures of approximately $4.0 million in connection with capital improvements and replacements and made net cash payments of approximately $3.3 million reducing the Company's outstanding borrowings.

The Company expects that its primary capital needs for the remainder of fiscal year 1997 will include (a) approximately $1.5 million for the payment of construction retentions relative to the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs, (b) approximately $6.3 million for the completion of construction of a parking garage adjacent to Harveys Wagon Wheel Hotel/Casino, (c) approximately $13.0 million of capital expenditures at the Company's current facilities, and (d) dividend payments and debt service.

The Company's debt at February 28, 1997, including the current portion of approximately $2.6 million amounted to $180.6 million and consisted of $150 million of Senior Subordinated Notes, $27.5 million outstanding under the Credit Facility, $2.9 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $239,000 of other debt.

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

The maximum available principal balance under the Credit Facility at February 28, 1997 was $115 million, reduced by outstanding borrowings and letters of credit exposure. At February 28, 1997 the outstanding borrowings under the Credit Facility amounted to $27.5 million, the letters of credit exposure was $1.5 million and the maximum amount available was approximately $86 million, subject to compliance with financial covenants.

There are no required repayments of principal under the Credit Facility in fiscal 1997. The Credit Facility is secured by all of the real and personal property of (a) Harveys Resort Hotel/Casino, (b) HIMC, and (c) HWW, as well as all of the contracts the Company has entered into in connection with its ownership and operation of (i) Harveys Resort Hotel/Casino, (ii) HIMC, and
(iii) HWW. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ('LIBOR') or the prime rate of Wells Fargo Bank, National Association ("Wells Fargo"), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of February 28, 1997 were 2.25% with respect to the LIBOR- based interest rate, and
 0.75%, with respect to the Wells Fargo prime- rate based interest rate.

The Credit Facility contains certain financial and other covenants.The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to (a) minimum tangible net worth, (b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at February
 28, 1997.

The Senior Subordinated Notes are governed by an indenture (the 'Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At February 28, 1997, the guaranteeing Restricted Subsidiaries were HCCMC, HWW, HIMC and HLVMC.

Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Subordinated Notes will mature on June 1, 2006. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

The Indenture contains certain covenants that impose limitation on, among other things (a) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at February 28, 1997.

The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations for the remainder of fiscal year 1997, including (a) final payments for construction of the Council Bluffs project, (b) capital improvements and replacements at the operating properties, (c) the construction of a parking garage adjacent to Harveys Wagon Wheel Hotel/Casino, and (d) dividend and debt service requirements. The existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE  SAFE HARBOR' PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document includes various forward-looking statements' within the meaning of Section 27A of the securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as believes', anticipates' or expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date thereof.

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



HARVEYS CASINO RESORTS
                                         Registrant



Date: April 11, 1997                     /S/ John J. McLaughlin
                                         ---------------------------------
                                         John J. McLaughlin,
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Authorized Officer)

                                                 EXHIBIT INDEX

Exhibit
Number       Description
             --------------------------------------------------------------

3.1  Restated Articles of Incorporation of the Registrant (1)

3.2  Sixth Amended Bylaws of the Registrant (2)

4.1  Form of Stock Certificate of the Registrant (1)

4.2 Indenture, dated as of April 30, 1996 between the Registrant and IBJ Schroder Bank and Trust, as Trustee ( including form of Note) (3)

4.3  Indenture, dated as of May 15, 1996 by and among the Registrant
     (the Issuer') Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc. , Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the Guarantors')and IBJ Schroder Bank & Trust Company asTrustee
     (including form of Note) (4)

4.4 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the Issuer'), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the Guarantors'), and IBJ Schroder Bank & TrustCompany as Trustee (5)

10.1 Modification of Employment Agreement, dated November 27, 1996 between John McLaughlin and the Registrant (6)

10.2 Extension of Employment Agreement dated February 10, 1997 between Stephen L. Cavallaro and the Registrant (6)

10.3 1997 Deferred Compensation Participants and Form of Agreement (6)

27   Financial Data Schedule (6)
-------------------------------------------------------------------------------

(1)  Incorporated herein by reference to Registration Statement No.33-70670

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996

(3)  Incorporated herein by reference to Registration Statement No.333-616

(4)  Incorporated herein by reference to Registration Statement No.333-3576

(5) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

(6)  Filed herewith