Form 10-Q
period 1997-05-31
HARVEYS CASINO RESORTS
filed 1997-07-14
CIK 914022

                                                   FORM 10-Q

                               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May  31, 1997
                                                       or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from-------------- to------------

                                        Commission file number 1-12802
                                                    --------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On July 7, 1997 the registrant had outstanding 9,833,484 shares of its $.01 par value,common stock.

                                            HARVEYS CASINO RESORTS
                                                     INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

 Item 1. Financial Statements

     Condensed Consolidated Balance Sheets,
     May 31, 1997 and November 30, 1996                               3

     Condensed Consolidated Statements of
     Operations For the Three Months Ended
     and the Six Months Ended May 31, 1997 and 1996                   4
     Condensed Consolidated Statements of Cash
     Flows For the Six Months Ended May 31, 1997 and 1996             5

     Notes to Condensed Consolidated Financial
     Statements                                                       6

 Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation                     10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                           19

 Item 2.  Changes in Securities                                       19

 Item 3.  Defaults Upon Senior Securities                             19

 Item 4.  Submission of Matters to a Vote of Security Holders         19

 Item 5.  Other Information                                           19

 Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                            20

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


HARVEYS CASINO RESORTS
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except per share amounts)

     ASSETS                   May 31,                       November 30,
                              1997                                1996
                              --------                      ------------
Current assets
Cash and cash equivalents                              $ 21,949       $ 21,121
Accounts and notes receivable, net                        4,972          8,760
Prepaid expenses                                          5,189          3,992
Other current assets                                      7,227          7,275
                                                       --------        -------
Total current assets                                     39,337         41,148

Property and equipment (net of
accumulated depreciation
of $119,202 and $112,977)                               321,081        314,908
Notes receivable                                          2,164          4,868
Other assets                                             17,589         17,607
Investment in unconsolidated affiliate                   16,194         15,237
                                                        -------       --------
 Total assets                                          $396,365       $393,768
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                     $  1,935       $  2,753
 Accounts and contracts payable                           8,368          9,542
 Accrued expenses                                        19,072         17,140
                                                       --------       --------
 Total current liabilities                               29,375         29,435

Long-term debt, net of current portion                  179,832        181,354
Deferred income taxes                                    19,339         19,339
Other liabilities                                        14,745         13,877
                                                       --------       --------
 Total liabilities                                      243,291        244,005

Stockholders' equity
Common stock, $.01 par value;
 30,000,000 shares authorized;
  shares issued 9,829,204 and 9,818,322                      98             98
Additional paid-in capital and other                     38,394         38,058
 Retained earnings                                      114,582        111,607
                                                       --------       --------
 Total stockholders' equity                             153,074        149,763
                                                       --------       --------
 Total liabilities and stockholders' equity            $396,365       $393,768
                                                       ========       ========

The accompanying notes are an integral part of these statements.

                                     HARVEYS CASINO RESORTS
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share amounts)

                                    Three Months               Six Months
                                    Ended May 31,              Ended May 31,
                                   -------------             --------------
                                  1997        1996         1997          1996
                                 -----        ----         ----          ----

Revenues
Casino                          $  55,252    $ 45,339     $ 99,249    $  82,274
Lodging                             7,515       6,195       14,461       12,259
Food and beverage                  10,811       9,016       19,971       17,445
Other                               1,571       1,417        3,168        2,959
Management fees and joint venture   1,676       1,508        2,670        2,568
Less: Casino promotional
 allowances                        (5,116)     (4,095)      (9,695)      (8,651
                                  --------   ---------    ---------   ---------
 Total net revenues                71,709      59,380      129,824      108,854
                                  --------   ---------    ---------   ---------
Costs and expenses
Casino                             25,679      21,854       47,581       41,616
Lodging                             3,432       2,786        6,549        5,073
Food and beverage                   7,363       4,735       14,361        9,081
Other operating                       675          67        1,338        1,324
Selling, general and
administrative                     18,477      16,785       34,892       31,172
Depreciation and amortization       4,523       3,887        8,944        7,448
Pre-opening expenses                    -         508            -        4,098
                                 --------     -------     --------     --------
  Total costs and expenses         60,149      51,233      113,665      99,812
                                 --------     -------     --------     --------
Operating income                   11,560       8,147       16,159       9,042
                                 --------     -------     --------     --------
Other income(expense)
Interest income                       120         194          163         392
Interest expense                   (4,896)     (2,908)      (9,847)     (5,059)
Other, net                           (101)       (384)         215        (221)
                                 --------     --------     --------    --------
                                   (4,877)     (3,098)      (9,469)    (4,888)
                                 --------     --------     --------    --------
Income before income taxes and
  extraordinary item                6,683       5,049        6,690      4,154
Income tax provision               (2,705)     (1,905)      (2,708)    (1,585)
                                  --------    --------     --------   ---------
Income before extraordinary item    3,978       3,144        3,982      2,569
Extraordinary item-loss on early
retirement of debt, net of income
tax benefit                             -        (141)           -       (141)
                                   --------    --------     -------    --------
Net income                       $  3,978     $  3,003    $  3,982    $  2,428
                                   ========     =======     ======     ========
Income  per common share
Income before extraordinary
 item                            $   0.40      $  0.33     $   0.41    $   0.27
Extraordinary item-loss on early
retirement of debt, net of income
 tax benefit                     $     -       $ (0.02)    $      -    $   0.02)
                                 ----------    ---------   ----------  ---------
Net income per common share      $   0.40      $  0.31     $    0.41   $   0.25
                                 ==========    =========   ==========  ========
Weighted average shares used in
calculating income per common
share                            9,829,885    9,623,421   9,829,204   9,537,912
                                ==========    ==========  ==========  =========
Dividends declared per common
share                            $   0.05     $   0.04    $    0.10   $   0.08
                                ==========    ==========  ==========  =========

           The accompanying notes are an integral part of these statements.

                                              HARVEYS CASINO RESORTS
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                       Six Months Ended May 31,
                                                      1997             1996


Cash flows from operating activities
 Net income                                         $   3,982        $   2,428
 Adjustments to reconcile net income to net cash
     provided by operating activities
   Depreciation and amortization                        8,944            7,448
   Other, net                                           3,199           11,595
                                                    ----------       ----------
   Net cash provided by operating activities           16,125           21,471
                                                    ----------       ----------
Cash flows from investing activities
 Capital expenditures                                 (15,638)         (48,556)
 Proceeds from disposition of assets                    3,603                -
 Other, net                                              (109)             245
                                                    ----------        ---------
   Net cash used in investing activities              (12,144)         (48,311)
                                                    ----------        ---------
Cash flows from financing activities
 Purchase of notes and accrued interest
  in consolidated subsidiary                                -           (6,000)
 Principal payments on long-term debt                 (12,028)        (171,274)
 Dividends paid                                          (982)            (768)
 Proceeds from long-term debt                           9,688           74,000
 Proceeds from public debt offering                         -          150,000
 Debt issuance costs                                        -           (5,683)
 Other, net                                               169             (59)
                                                    ----------        ---------
Net cash provided by (used in) financing activities    (3,153)         40,216
                                                    ----------        ---------
Increase in cash and cash equivalents                     828          13,376
Cash and cash equivalents at beginning of period       21,121          10,493
                                                    ----------        ---------
Cash and cash equivalents at end of period          $  21,949        $ 23,869
                                                    ==========       ==========
Supplemental cash flows disclosure
 Cash paid for interest, net of amounts capitalized $   9,372        $  6,820
 Cash paid for income taxes                               663             302

           The accompanying notes are an integral part of these statements.

                                                   HARVEYS CASINO RESORTS
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation, (the Company') is engaged in the casino entertainment industry. The Company owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada.

    Until April 30, 1996, the Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ( HCCMC') owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ( HWW') which owns Harveys Wagon Wheel Hotel/Casino in Central City Colorado.
    On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. HCCMC has a contract to manage the Central City hotel and casino. Through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ( HLVMC'), the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ( HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino which opened for business on March 9, 1995 (see Note 8). Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ( HIMC') is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

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

2. Net Income Per Common Share - Net income per share is computed based on the weighted average number of shares of common stock and dilutive common stock
    equivalents outstanding during the period.   Fully diluted per share
    amounts are the same as primary per share amounts for all periods presented.

3. Pre-opening Expenses - Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the resort commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are non-recurring in nature. Approximately $3.6 million of pre-opening expenses were expensed in the first quarter of 1996 in connection with the Company's opening of HIMC's riverboat casino in Council Bluffs, Iowa on January 1, 1996 and an additional $0.5 million of pre-opening expenses were expensed in the second quarter of 1996 coincident with the opening of the land-based facilities in Council Bluffs on May 24, 1996.

4. Recently Adopted Accounting Standards - The Financial Accounting Standards Board ( FASB') issued Statement of Financial Accounting Standards ( SFAS') No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning December 1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company.

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

5. Recently Issued Accounting Standards - The FASB has issued SFAS No. 128, Earnings Per Share, which (a) simplifies current standards by eliminating the presentation of primary earnings per share ( EPS') and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution, (b) requires companies with complex capital structures to present basic and diluted EPS on the face of the income statement and,
    (c) eliminates the modified treasury stock method of computing potential shares. SFAS No. 128 will be effective for the Company beginning December 1, 1997, including interim periods ending after that date. On adoption, restatement of all prior-period EPS data presented will be required. The Company has not yet determined what effect, if any, the adoption of SFAS No. 128 will have on the Company's EPS.

6. Commitments - The Company has completed construction of a parking facility adjacent to Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. The facility will accommodate approximately 530 automobiles and was completed in June 1997. The Company has entered into various contracts or agreements relative to the construction of the parking facility. The cost of the project is estimated to be approximately $10.8 million. Through May 31, 1997, the Company had expended approximately $8.4 million.

7. Summarized Financial Information of Subsidiaries - The 10 5/8% Senior Subordinated Notes due 2006, (the Senior Subordinated Notes'), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The following unaudited summarized combined financial information of the guarantor subsidiaries includes the accounts of HCCMC, HWW (which became wholly owned on April 30, 1996), HLVMC and HIMC (which commenced operations January 1,
    1996). Full separate financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors.

                                           May 31, 1997      November 30, 1996

    Balance Sheet Data (in thousands)
    Assets
     Current assets                        $     17,062        $  13,952
     Noncurrent assets                          199,988          191,279
                                             ----------       ----------
     Total assets                          $    217,050        $ 205,231
                                             ==========       ==========
    Liabilities and Stockholder's Equity
     Current liabilities                   $     37,749        $  35,203
     Noncurrent liabilities                     124,380          122,414
     Minority interest in subsidiary              2,315            2,098
     Stockholder's equity                        52,606           45,516
                                            -----------       ----------
    Total liabilities and stockholder's
        equity                            $    217,050        $  205,231
                                           ============       ==========


                                        Three Months        Six Months
                                        Ended May 31,       Ended May 31,
                                        -------------       -------------
                                       1997       1996     1997        1996
                                       ----       ----     ----        ----
 Statement of Operations Data
   (in thousands)
   Net revenues                  $    39,925    $ 29,160  $ 73,805   $ 50,775
   Cost and expenses                 (30,407)    (22,103)  (58,214)   (42,643)
   Other expense                        (301)     (2,448)     (332)    (3,827)
   Income tax provision               (3,730)      (1739)   (6,176)    (1,644)
                                     ---------   --------- ---------  ---------
    Net income                    $     5,487   $  2,870  $  9,083   $   2,661
                                     =========   ========= ========= =========

  Statement of Cash Flows Data
          (in thousands)
  Net cash provided by operating activities   $ 10,674       $ 11,624
  Net cash used in investing activities        (11,453        (42,667)
  Net cash provided by financing activities      2,541         40,006
                                             ---------        ---------
     Increase in cash and cash equivalents    $  1,762       $  8,963
                                             =========       =========

8. Subsequent Event - On July 1, 1997 the Company entered into a Stock
   Purchase and Management Buyout Agreement ( the Stock Purchase Agreement') with HRHC, Lily Pond Investments, Inc. ( Lily Pond') and HLVMC. Pursuant to the Stock Purchase Agreement, among other things, HRHC will repurchase from the Company all the capital stock of HRHC held by the Company, representing 40% of the currently outstanding capital stock of HRHC, and the Company's management agreement will be terminated. The Company will continue to manage the Hard Rock Hotel and Casino until the closing of the transaction. The consummation of the transaction is subject to certain conditions and approvals, including approval by Nevada gaming authorities. Upon closing, the management agreement currently in effect between HRHC and HLVMC relating to the management and operations of HRHC will terminate, and the stockholders agreement among the Company, HRHC and Lily Pond will be canceled. The total consideration to be paid to the Company upon closing is $45 million cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company currently owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada, Harveys Wagon Wheel Hotel/Casino in Central City, Colorado and Harveys Casino Hotel in Council Bluffs, Iowa. Additionally, the Company owns a 40% equity interest in and manages the Hard Rock Hotel and Casino in Las Vegas.

On July 1, 1997 the Company entered into an agreement whereby HRHC will purchase the Company's interests in HRHC for $45 million in cash. The consummation of the transaction is subject to certain conditions and approvals, including approval by Nevada gaming authorities. Until the transaction closes, the Company will continue to manage the operations of the Hard Rock Hotel and Casino and will continue to recognize management fee income and equity in the earnings from the Hard Rock Hotel and Casino. Upon closing, the management agreement currently in effect will terminate and the Company will no longer hold an equity interest in HRHC.

The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino have been presented excluding the effects of corporate and new business development expenses. Those expenses have been presented under the caption Corporate and Development'. On April 30, 1996, the Company acquired the 30% minority interest in HWW. As a result of the acquisition, Harveys Wagon Wheel Hotel/Casino and HWW became wholly owned by the Company. The riverboat casino portion of Harveys Casino Hotel opened on January 1, 1996 and the land-based facilities opened on May 24, 1996. The operating results of Harveys L. V. Management Company consist of fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino.

                                     Three Months               Six Months
                                     Ended May 31,             Ended May 31,
                                 1997           1996         1997         1996
                                             (dollars in thousands)
Net Revenues
Harveys Resort Hotel/Casino     $ 31,784       $30,220    $ 56,019  $ 58,078
Harveys Wagon Wheel Hotel/Casino  12,149        11,720      22,431    21,404
Harveys Casino Hotel - Iowa       26,100        15,932      48,704    26,804
Harveys L. V. Management Compan    1,676         1,508       2,670     2,568

Operating Income (Loss)
Harveys Resort Hotel/ Casino    $  5,158       $ 4,143     $  6,352  $  6,529
Harveys Wagon Wheel Hotel/Casino   2,792         2,687        4,362     3,990
Harveys Casino Hotel - Iowa (1)    5,105         2,917        8,670     1,687
Harveys L. V.  Management Company  1,621         1,453        2,559     2,455
Corporate and Development         (3,116)       (3,053)      (5,784)   (5,619)

EBITDA (2)
Harveys Resort Hotel/ Casino    $  7,147       $ 6,290      $ 10,329  $ 10,895
Harveys Wagon Wheel Hotel/Casino   3,548         3,411         5,868     5,484
Harveys Casino Hotel - Iowa        6,655         4,375        11,750     7,251
Harveys L. V. Management Company   1,676         1,508         2,670     2,566
Corporate and Development         (2,943)       (3,042       (5,514)    (5,608)

/TABLE

Notes to the operating results

(1) The riverboat casino portion of Harveys Casino Hotel - Iowa commenced casino operations on January 1, 1996, and the land- based hotel facilities opened on May 24, 1996. The operating results for the three months and six months ended May 31, 1996 include approximately $0.5 million and $4.1 million of pre-opening expenses, respectively.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the three months and six months ended May 31, 1996, Harveys Casino Hotel-Iowa's EBITDA excludes approximately $0.5 million and $4.1 million of pre-opening expenses, respectively.

COMPARISON OF THE SECOND QUARTERS ENDED MAY 31, 1997 AND MAY 31, 1996

The Company's consolidated net revenues for the second quarter of fiscal 1997 amounted to approximately $71.7 million, a new record for the Company's second quarter and an increase of $12.3 million, or 20.8%, over net revenues recorded in the second quarter of fiscal 1996. The improvement was attributable to the $10.2 million increase in net revenues produced by Harveys Casino Hotel. The increase in net revenues generated during the current year second quarter at the Company's Lake Tahoe property amounted to approximately $1.6 million. Harveys Wagon Wheel Hotel Casino experienced a 3.7% increase in net revenues, up $0.4 million comparing fiscal year 1997 second quarter amounts to those generated at the Central City, Colorado property's second quarter of operations in fiscal 1996. The Hard Rock Hotel and Casino contributed an increase of approximately $0.2 million to the Company's net revenues in the second quarter of fiscal 1997, by way of management fees and equity in the joint venture income.

Casino revenue for the second quarter of fiscal 1997 amounted to approximately $55.3 million, an improvement of $9.9 million over the comparable quarter of the prior year. The second quarter of gaming activity at the Company's Council Bluffs facility produced approximately $22.8 million of casino revenue accounting for approximately $7.4 million of the quarter-over-quarter increase. The Company's Lake Tahoe and Colorado properties contributed $1.6 million and $0.9 million, respectively, to the increase in casino revenues. Casino costs and expenses increased for the comparable quarterly periods, up $3.8 million to $25.7 million for the current year period. The Council Bluffs casino accounted for $3.1 million of the increase while the Lake Tahoe and Colorado operations accounted for approximately $0.1 million and $0.6 million of the increase, respectively, Over $2.1 million of the increase in casino costs and expenses was attributable to gaming taxes and licenses, a consequence of the increase in casino revenues. The balance of the increase was primarily due to promotional expenses at the Council Bluffs property.

Lodging revenues for the fiscal 1997 second quarter improved by approximately $1.3 million over the prior year second quarter and amounted to $7.5 million. The hotel facility in Council Bluffs, open for the full three months of the second quarter of fiscal 1997 compared to one week of operations in the second quarter of fiscal 1996, contributed $1.2 million of the increase, accounting for the majority of the quarter-over-quarter growth. Lodging profits improved by approximately $0.7 million.

Food and beverage revenues for the current fiscal year second quarter amounted to $10.8 million, an improvement of nearly $1.8 million, or 19.9%, over the prior year second quarter. Food and beverage revenue from the Council Bluffs property, which included revenues from the land-based facilities in 1997, contributed an increase of approximately $2.4 million. That increase was offset by declines at the Central City property as the result of outsourcing, during the second quarter of fiscal 1996, the food service and a portion of the beverage service to an unaffiliated management company whose facilities at the property include a Tony Roma's Famous For Ribs restaurant and a Tony Roma's Express, and to declines at the Lake Tahoe property. Food and beverage profits and margins declined for the quarter-to-quarter comparison primarily as a result of the decision to attractively price the food and beverage offerings at the Council Bluffs property to attract local customers.

Other revenues and the $1.7 million contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino for the fiscal 1997 second quarter amounted to $3.2 million, an improvement of $0.3 million over the prior year second quarter.

Selling, general and administrative expenses increased by approximately $1.7 million, or 10.1%, to $18.5 million for the current fiscal year second quarter. The operation of the expanded facility in Council Bluffs for the second quarter of fiscal 1997 accounted for approximately $1.3 million of the increase. The Lake Tahoe and Central City properties recognized increases in overall selling, general and administrative expenses of approximately $0.3 million and $0.2 million, respectively, while corporate expenses declined by approximately $0.1 million. Depreciation and amortization expenses increased by approximately $0.6 million. The increase was associated with the expanded facilities in Council Bluffs.

With the opening of the Council Bluffs land-based facilities in the second quarter of fiscal 1996, the Company recognized approximately $0.5 million of pre-opening expenses. These charges had previously been incurred in connection with the development of the property and deferred until operations commenced.

Interest expense, net of interest income and interest capitalized, increased by approximately $2.1 million to $4.8 million for the second quarter of fiscal 1997. The increase was attributable to the $150 million of Senior Subordinated Notes which were issued in May 1996, and to the effect of capitalizing approximately $1.3 million of interest in the second quarter of fiscal 1996 in connection with the construction of the Council Bluffs facilities compared to the effect of capitalizing approximately $0.2 million of interest in the current year second quarter in connection with the construction of the parking facility at Harveys Wagon Wheel Hotel/Casino in Central City.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable to a private investor that was retired before maturity. This item was reflected in the 1996 operating results as an extraordinary loss of approximately $141,000 which was net of an income tax benefit of approximately $85,000.

Net income for the fiscal 1997 second quarter amounted to approximately $4.0 million compared to $3.0 million for the prior fiscal year second quarter. If pre-opening expenses, net of taxes, were excluded from the prior period results, and, if the extraordinary loss on early retirement of debt was excluded from the prior year period, the results would have been net income of approximately $3.5 million for the prior year period.

COMPARISON OF THE SIX MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996

The Company's consolidated net revenues through the six months ended May 31, 1997 amounted to approximately $129.8 million, an increase of $21.0 million, or 19.3%, over net revenues recorded in the same period of fiscal 1996. The improvement was attributable to the $21.9 million increase in net revenues produced by Harveys Casino Hotel. Net revenues for fiscal 1997 from the Council Bluffs, Iowa property were provided by a full six months of operations of the complete facility while fiscal 1996 provided five months of revenues from the riverboat casino. Net revenues from the Company's Lake Tahoe property declined by approximately $2.1 million, or 3.5%, the result of adverse first quarter weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers. Mud slides triggered by the inclement weather closed
U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Harveys Wagon Wheel Hotel/Casino experienced a 4.8% increase in net revenues, up $1.0 million, while the revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino increased approximately $0.1 million.

Casino revenues for the first half of fiscal 1997, enhanced by a full six months of casino operations in Council Bluffs compared to five months of casino operations in the prior year, amounted to approximately $99.2 million, an improvement of $17.0 million over the comparable prior year period. The six months of gaming activity in Iowa produced an increase of approximately $16.4 million in casino revenues compared to those produced at the Council
Bluffs property during the first half of fiscal 1996. The Company's Lake Tahoe property suffered a decline in casino revenues of approximately $1.4 million, or 3.8%, as a result of the adverse weather and road conditions experienced in the first quarter. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $1.9 million in casino revenue over the prior year comparable period. Casino costs and expenses increased for the comparable periods, up $6.0 million to $47.6 million for the current year period. The Council Bluffs casino accounted for $5.8 million of the increase while the Colorado operations accounted for approximately $1.3 million of the increase. The Lake Tahoe operations produced a $1.1 million improvement in casino costs due to lower payroll and related costs and the reduction of other operating costs in reaction to the lower casino volume resulting from the impact of the first quarter's adverse weather conditions.

Lodging revenues for the fiscal 1997 six month period improved by approximately $2.2 million over the prior year comparable period and amounted to $14.5 million. The hotel facility in Council Bluffs, which opened at the end of May 1996, contributed $2.3 million in lodging revenues during the 1997 six month period, accounting for all of the lodging revenues improvement. Lodging profits improved by approximately $0.7 million. The decline in lodging profit margins was the result of the contribution from the Council Bluffs hotel, which has a lower profit margin than the Lake Tahoe hotel, becoming a more significant part of lodging profits and of the increase in promotional costs at the Lake Tahoe hotel.

Food and beverage revenues for the current fiscal year period amounted to $20.0 million, an improvement of approximately $2.5 million over the 1996 period. Food and beverage revenue from the Council Bluffs property, which included revenues from the land-based facilities in 1997, contributed an increase of approximately $4.8 million. That increase was offset by declines at Lake Tahoe, precipitated by the effects of adverse weather, and declines at Central City as the result of outsourcing, during the second quarter of fiscal 1996, the food service and a portion of the beverage service. Food and beverage profits and margins declined for the period-to-period comparison primarily as a result of the decision to attractively price the food and beverage offerings at the Council Bluffs property to attract local customers.

Other revenues and the $2.7 million contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino improved by approximately $0.3 million.

Selling, general and administrative expenses increased by approximately $3.7 million, or 11.9%, to $34.9 million for the current fiscal year period. The operations in Council Bluffs experienced an increase of approximately $4.1 million in selling, general and administrative expenses. The Lake Tahoe operations recognized an improvement in overall selling, general and administrative expenses of approximately $0.6 million from the fiscal 1996 period to the current fiscal year, while these expenses increased by $0.3 million at the Central City property. Depreciation and amortization expenses increased by $1.5 million. The increase was associated with the expanded facilities in Council Bluffs.

With the opening of the Council Bluffs casino in January 1996 and the opening of land-based facilities in May 1996, the Company recognized approximately $4.1 million of pre-opening expenses. These charges had previously been incurred in connection with the development of the property and deferred until operations commenced.

Interest expense, net of interest income and interest capitalized, increased by approximately $5.0 million to $9.7 million for the first six months of fiscal 1997. The increase was attributable to the Senior Subordinated Notes which were issued in May 1996, and to the effect of capitalizing approximately $2.4 million of interest in fiscal 1996 in connection with the construction of the Council Bluffs facilities compared to the effect of capitalizing approximately $0.3 million of interest in the current year in connection with the construction of the parking facility in Central City.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable that was retired before maturity. This item was reflected in he 1996 operating results as an extraordinary loss of approximately $141,000 which was net of an income tax benefit of approximately $85,000.

Net income for the first six months of fiscal 1997 amounted to approximately $4.0 million compared to $2.4 million for the prior fiscal year period. If pre-opening expenses, net of taxes, were excluded from the prior fiscal period results, and if the extraordinary loss on early retirement of debt was excluded from the prior year, the results would have been net income of approximately $5.1 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources during the first six months of fiscal year 1997 have been cash flow of approximately $16.1 million from operations and the net proceeds of approximately $3.5 million from the sale of the Company's note receivable from an unrelated party and the sale of the Company's airplane.

At May 31, 1997, the Company had approximately $ 21.9 million of cash and cash equivalents and a maximum of approximately $84.3 million available under a reducing revolving credit agreement with a consortium of banks ( the Credit Facility'), subject to compliance with certain financial covenants.

During the first half of fiscal 1997, the Company expended approximately $1.4 million in cash relative to construction payables and retentions associated with the construction of the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs and expended approximately $6.2 million in cash relative to the construction of a parking garage at Harveys Wagon Wheel Hotel/ Casino in Central City, Colorado. Additionally, the Company made cash payments for dividends of approximately $1.0 million during the period, incurred additional cash expenditures of approximately $8.1 million in connection with capital improvements and replacements and made net cash payments of approximately $2.3 million reducing the Company's outstanding borrowings.

The Company expects that its primary capital needs for the remainder of fiscal year 1997 will include (a) approximately $1.6 million for the payment of construction retentions relative to the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs, (b) approximately $2.4 million for the satisfaction of payables and construction retention relative to the construction of the parking garage adjacent to Harveys Wagon Wheel Hotel/Casino which was completed in June 1997, (c) approximately $11.0 million of capital expenditures at the Company's current facilities, and (d) dividend payments and debt service.

The Company's debt at May 31, 1997, including the current portion of approximately $1.9 million, amounted to $181.8 million and consisted of $150 million of Senior Subordinated Notes, $29.5 million outstanding under the Credit Facility, $2.1 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $230,000 of other debt.

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

The maximum available principal balance under the Credit Facility at May 31, 1997 was $115 million, reduced by outstanding borrowings and letter of credit exposure. At May 31, 1997 the outstanding borrowings under the Credit Facility amounted to $29.5 million, the letters of credit exposure was $1.2 million and the maximum amount available was approximately $84.3 million, subject to compliance with financial covenants.

There are no required repayments of principal under the Credit Facility in fiscal 1997. The Credit Facility is secured by all of the real and personal property of (a) Harveys Resort Hotel/Casino, (b) HIMC, and (c) HWW, as well as all of the contracts the Company has entered into in connection with its ownership and operation of (i) Harveys Resort Hotel/Casino, (ii) HIMC, and
(iii) HWW. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ( LIBOR') or the prime rate of Wells Fargo Bank, National Association ( Wells Fargo'), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of May 31, 1997 were 2.25% with respect to the LIBOR-based interest rate, and 0.75% with respect to the Wells Fargo prime-rate interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to (a) minimum tangible net worth,
(b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at May 31, 1997.

The Senior Subordinated Notes are governed by an indenture ( the Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture).

Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At May 31, 1997, the guaranteeing Restricted Subsidiaries were
HCCMC, HWW, HIMC and HLVMC.

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

The Indenture contains certain covenants that impose limitation on, among other things, (a) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at May 31, 1997.

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

On July 1, 1997, the Company entered into an agreement whereby HRHC will purchase the Company's interests in HRHC for $45 million in cash. The consummation of the transaction is subject to certain conditions and approvals, including approval by Nevada gaming authorities. The Company believes the requisite conditions will be met and the necessary approvals will be obtained, within four to six months, and intends to use the proceeds from the sale to reduce outstanding debt under the Credit Facility.

The existing sources of cash, and the possibility of $45 million in proceeds for the expected sale of the Company's interests in HRHC, provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various forward-looking statements' within the meaning of Section 27A of the securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as believes', anticipates', or expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                                         PART II - OTHER  INFORMATION


Item 1.   Legal Proceedings.
          Not Applicable

Item 2.   Changes in Securities.
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting was held on May 1, 1997.

          Matters voted upon at the meeting were the election of three directors, each to a three year term. In respect to the election of directors the following results were tabulated: Charles W. Scharer, 9,494,812 votes for, 27,956 votes withheld, 299,441 abstentions or broker non-votes; Luther Mack, Jr., 9,494,799 votes for, 27,969 votes withheld, 299,441 abstentions or broker non-votes; Ronald R. Zideck, 9,494,835 votes for, 27,933 votes withheld, 299,441 abstentions or broker non-votes.

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


                          HARVEYS CASINO RESORTS
                          Registrant





Date: July 14, 1997       /S/ John J. McLaughlin
                          -----------------------
                          John J. McLaughlin,
                          Senior Vice President,
                          Chief Financial Officer and Treasurer
                          (Authorized Officer and Principal Financial Officer)

                                                 EXHIBIT INDEX

Exhibit
Number    Description                                                   Page
-------   ----------------------------------------------------------   ------

3.1       Restated Articles of Incorporation of the Registrant (1)

3.2       Sixth Amended Bylaws of the Registrant (2)

4.1       Form of Stock Certificate of the Registrant (1)

4.2       Indenture, dated as of April 30, 1996 between the Registrant and
          IBJ Schroder   Bank and Trust, as Trustee ( including form of
          Note) (3)

4.3 Indenture, dated as of May 15, 1996 by and among the Registrant ( the Issuer') Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. ( the Guarantors') and IBJ Schroder Bank & Trust Company as Trustee ( including form of Note) (4)

4.4 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the Issuer'), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the Guarantors'), and IBJ Schroder Bank and Trust Company as Trustees (5)

10.1 Addendum to Employment Agreement, dated March 7, 1997 between Thomas M. Yturbide and the Registrant (6)

10.2 Extension of Employment Agreement, date January 30, 1997 between Edward B. Barraco and the Registrant (6)

27        Financial Data Schedule (6)

          ------------------------------------------------
(1)       Incorporated herein by reference to Registration Statement No.
          33-70670.

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996.

(3)       Incorporated herein by reference to the Registration Statement No.
          333-616.

(4)       Incorporated herein by reference to Registration Statement No.
          333-3576.

(5) Incorporated herein by reference to Registrant's Current Report of Form 8-K filed June 14, 1996.

(6)       Filed herewith