Form 10-Q
period 1997-08-31
HARVEYS CASINO RESORTS
filed 1997-10-15
CIK 914022

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended August 31,1997
                                                -----------------------
                                          or

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ___________________

                            Commission file number 1-12802
                                                -------

                                HARVEYS CASINO RESORTS
                                ----------------------
                (Exact Name of Registrant as Specified in its Charter)


                   Nevada                            88-0066882
                   ------                            ----------
        (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

         Highway 50 & Stateline Avenue
                P.O. Box 128
             Lake Tahoe, Nevada                        89449
             ------------------                        -----
  (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code: (702) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On October 10, 1997 the registrant had outstanding 9,840,069 shares of its $.01 par value, common stock.

                                HARVEYS CASINO RESORTS
                                        INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

--------

 Item 1. Financial Statements

             Condensed Consolidated Balance Sheets,
             August 31, 1997 and November 30, 1996                      3

             Condensed Consolidated Statements of
             Income For the Three Months and Nine
             Months Ended August 31, 1997 and 1996                      4

             Condensed Consolidated Statements of Cash
             Flows For the Nine Months
             Ended August 31, 1997 and 1996                             5

             Notes to Condensed Consolidated Financial
             Statements                                                 6

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                            19

 Item 2.  Changes in Securities                                        19

 Item 3.  Defaults Upon Senior Securities                              19

 Item 4.  Submission of Matters to a Vote of Security Holders          19

 Item 5.  Other Information                                            19

 Item 6.  Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                             20

                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except per share amounts)

                                                            August  31,    November 30,
                                                                1997           1996
                                                            ----------     ------------
                                    ASSETS
Current assets
  Cash and cash equivalents                                 $  26,048      $  21,121
  Accounts and notes receivable, net                            6,083          8,760
  Prepaid expenses                                              5,311          3,992
  Other current assets                                          7,614          7,275
                                                             ----------     ----------
    Total current assets                                       45,056         41,148

Property and equipment (net of accumulated depreciation
  of $123,595  and $112,977)                                  319,900        314,908
Notes receivable                                                2,093          4,868
Other assets                                                   18,436         17,607
Investment in unconsolidated affiliate                         16,561         15,237
                                                             ----------     ----------
    Total assets                                             $402,046       $393,768
                                                             ----------     ----------
                                                             ----------     ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                         $   1,350      $   2,753
  Accounts and contracts payable                                6,729          9,542
  Accrued interest payable                                      4,157            242
  Income taxes payable                                          5,701              -
  Other current liabilities                                    20,501         16,898
                                                             ----------     ----------
    Total current liabilities                                  38,438         29,435

Long-term debt, net of current portion                        167,720        181,354
Deferred income taxes                                          19,339         19,339
Other liabilities                                              15,986         13,877
                                                             ----------     ----------
    Total liabilities                                         241,483        244,005
                                                             ----------     ----------

Stockholders' equity
  Common stock, $.01 par value;30,000,000 shares authorized;
   shares issued 9,835,297  and 9,818,322                          98             98
  Additional paid-in capital and other                         38,654         38,058
  Retained earnings                                           121,811        111,607
                                                             ----------     ----------
    Total stockholders' equity                                160,563        149,763
                                                             ----------     ----------

    Total liabilities and stockholders' equity              $ 402,046      $ 393,768
                                                             ----------     ----------
                                                             ----------     ----------

The accompanying notes are an integral part of these statements.

                         HARVEYS CASINO RESORTS
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except per share amounts)

                                                        Three Months                         Nine Months
                                                      Ended August 31,                    Ended August 31,
                                                      ----------------                    ----------------

                                                    1997           1996                 1997           1996

Revenues
  Casino                                         $   63,148     $   54,847          $  162,397     $  137,121
  Lodging                                            10,199          9,505              24,659         21,765
  Food and beverage                                  13,378         12,584              33,380         30,029
  Other                                               2,099          2,036               5,267          4,994
  Management fees and joint venture                   1,251            932               3,920          3,501
  Less: Casino promotional allowances               (6,399)        (5,655)            (16,092)       (14,307)
                                                  -----------    -----------         -----------    -----------
  Total net revenues                                 83,676         74,249             213,531        183,103
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------
Costs and expenses
  Casino                                             27,306         23,524              75,168         64,628
  Lodging                                             3,524          3,498              10,051          8,546
  Food and beverage                                   8,461          8,267              22,595         17,886
  Other operating                                       806            816               2,145          2,139
  Selling, general and administrative                20,541         18,491              55,432         49,661
  Depreciation and amortization                       5,043          4,455              13,987         11,904
  Pre-opening expenses                                   -              -                   -           4,099
                                                  -----------    -----------         -----------    -----------
  Total costs and expenses                           65,681         59,051             179,378        158,863
                                                  -----------    -----------         -----------    -----------

  Operating income                                   17,995         15,198              34,153         24,240
                                                  -----------    -----------         -----------    -----------

Other income(expense)
  Interest income                                        81            205                 245            611
  Interest expense                                  (4,929)        (5,018)            (14,776)       (10,092)
  Other, net                                          (166)            148                  49           (72)
                                                  -----------    -----------         -----------    -----------
                                                    (5,014)        (4,665)            (14,482)        (9,553)
                                                  -----------    -----------         -----------    -----------

Income before income taxes and
  extraordinary item                                 12,981         10,533              19,671         14,687
Income tax provision                                (5,257)        (4,248)             (7,965)        (5,834)
                                                  -----------    -----------         -----------    -----------
Income before extraordinary item                      7,724          6,285              11,706          8,853
Extraordinary item-loss on early retirement
  of debt, net of income tax benefit                     -           (380)                  -           (522)
                                                  -----------    -----------         -----------    -----------

    Net income                                   $    7,724     $    5,905          $   11,706     $    8,331
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------

Income per common share
    Income before extraordinary item                $     0.78     $     0.64          $     1.19     $     0.92
    Extraordinary item-loss on early retirement
        of debt, net of income tax benefit       $       -         $    (0.04)      $       -         $    (0.06)
                                                  -----------    -----------         -----------    -----------

  Net income per common share                       $     0.78     $     0.60          $     1.19     $     0.86
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------

Weighted average shares used in
   calculating income per common share            9,851,443      9,878,644           9,835,297      9,650,161
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------

Dividends declared per common share                 $     0.05     $     0.05          $     0.15     $     0.13
                                                  -----------    -----------         -----------    -----------
                                                  -----------    -----------         -----------    -----------


    The accompanying notes are an integral part of these statements.

                         HARVEYS CASINO RESORTS
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)

                                                                      Nine Months Ended August 31,
                                                                      ----------------------------
                                                                    1997            1996
                                                                 ---------      -----------
Cash flows from operating activities
  Net income                                                     $  11,706      $   8,331
  Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation and amortization                                13,987         11,904
       Other, net                                                   14,165         17,962
                                                                  ----------     ----------
         Net cash provided by operating activities                  39,858         38,197
                                                                  ----------     ----------

Cash flows from investing activities
  Capital expenditures                                            (22,114)       (61,791)
  Proceeds from disposition of assets                                3,674             -
  Purchase of notes and accrued interest
    of consolidated subsidiary                                          -         (6,000)
  Other, net                                                          (45)             89
                                                                  ----------     ----------
  Net cash used in investing activities                           (18,485)       (67,702)
                                                                  ----------     ----------


Cash flows from financing activities
  Principal payments on long-term debt                            (26,049)      (205,799)
  Dividends paid                                                   (1,474)        (1,259)
  Proceeds from long-term debt                                      11,014        103,000
  Proceeds from public debt offering                                    -         150,000
  Debt issuance costs                                                (114)        (6,313)
  Other, net                                                           177          (247)
                                                                  ----------     ----------
         Net cash provided by (used in) financing activities      (16,446)         39,382
                                                                  ----------     ----------

  Increase in cash and cash equivalents                              4,927          9,877
  Cash and cash equivalents at beginning of period                  21,121         10,493
                                                                  ----------     ----------
  Cash and cash equivalents at end of period                     $  26,048      $  20,370
                                                                  ----------     ----------
                                                                  ----------     ----------

  Supplemental cash flows disclosure
    Cash paid for interest, net of amounts capitalized           $  10,104      $   7,761
    Cash paid for income taxes                                         663          2,128



           The accompanying notes are an integral part of these statements.

                                HARVEYS CASINO RESORTS
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation, (the 'Company') is engaged in the casino entertainment industry. In 1996, the Company formed a wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ('HTMC') to own and operate the Company's resort on the south shore of Lake Tahoe, Nevada. On May 22, 1997, HTMC was licensed by the Nevada gaming authorities and on June 1, 1997 the Company transferred the ownership of Harveys Resort Hotel/Casino to HTMC. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ('HCCMC'), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until April 30, 1996, HCCMC owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ('HWW') which owns Harveys Wagon Wheel Hotel/Casino. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. On June 1, 1997, the Company contributed its 30% interest in HWW to HCCMC. Through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ('HLVMC'), the Company owns 40% of the equity interest in Hard Rock Hotel, Inc. ('HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC has a contract to manage the Las Vegas hotel and casino (see Note 6). Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ('HIMC') is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

    The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates are stated at cost adjusted by equity in undistributed earnings or losses.

    The condensed consolidated balance sheet as of November 30, 1996 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements as of August 31, 1997 and for the three months and nine months ended August 31, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

3. Pre-opening Expenses - Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the resort commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are non-recurring in nature. Approximately $4.1 million of pre-opening expenses were expensed in the first two quarters of 1996 in connection with the Company's opening of HIMC's riverboat casino in Council Bluffs, Iowa on January 1, 1996 and the opening of the land-based facilities on May 24, 1996.

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

5. Recently Issued Accounting Standards - The FASB has issued SFAS No. 128, Earnings Per Share, which (a) simplifies current standards by eliminating the presentation of primary earnings per share ('EPS') and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution, (b) requires companies with complex capital structures to present basic and diluted EPS on the face of the income statement, and (c) eliminates the modified treasury stock method of computing potential shares. SFAS No. 128 will be effective for the Company beginning December 1, 1997, including interim periods ending after that date. On adoption, restatement of all prior-period EPS data presented will be required. Management believes the adoption of SFAS No. 128 will not have a material effect on the computation of EPS for any of the three months or nine months ended August 31, 1997 and 1996.

    The FASB has issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment (a) that engages in business activities from which it earns revenues and incurs expenses,

5.  Recently Issued Accounting Standards (continued) -

    (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

6. Commitments - The Company has completed construction of a parking facility adjacent to Harveys Wagon Wheel Hotel/Casino in Central City, Colorado.
    The facility accommodates approximately 530 automobiles and was completed in June 1997. The Company has entered into various contracts or agreements relative to the construction of the parking facility. The cost of the project is estimated to be approximately $10.8 million. Through August 31, 1997, the Company had expended approximately $9.7 million.

    On July 1, 1997 the Company entered into a Stock Purchase and Management Buyout Agreement ( the 'Stock Purchase Agreement') with HRHC, Lily Pond Investments, Inc. ('Lily Pond') and HLVMC. Pursuant to the Stock Purchase Agreement, among other things, HRHC will repurchase from the Company all the capital stock of HRHC held by the Company, representing 40% of the currently outstanding capital stock of HRHC, and the Company's management agreement will be terminated. The Company will continue to manage the Hard Rock Hotel and Casino until the closing of the transaction. The consummation of the transaction is subject to certain conditions and approvals, including approval by Nevada gaming authorities. Upon closing, the management agreement currently in effect between HRHC and HLVMC relating to the management and operations of HRHC will terminate, and the stockholders agreement among the Company, HRHC and Lily Pond will be canceled. The total consideration to be paid to the Company upon closing is $45 million cash.

7. Subsidiary Guarantors - The 10 5/8% Senior Subordinated Notes due 2006 (the 'Senior Subordinated Notes'), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company ( the 'Subsidiary Guarantors') except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been included because management has determined they are not material to investors.

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

The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino, which, since June 1, 1997, has been owned and operated by the Company's wholly-owned subsidiary, HTMC, have been presented for all periods, excluding the effects of corporate and new business development expenses. Those expenses have been presented under the caption 'Corporate and Development'. On April 30, 1996, the Company acquired the 30% minority interest in HWW. As a result of the acquisition, Harveys Wagon Wheel Hotel/Casino and HWW became wholly owned by the Company. The riverboat casino portion of Harveys Casino Hotel opened on January 1, 1996 and the land-based facilities opened on May 24, 1996. The operating results of Harveys L. V. Management Company include the fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino.

                                                                Three Months                 Nine Months
                                                              Ended August 31,             Ended August 31,
                                                              ----------------             ----------------
                                                           1997            1996           1997          1996
                                                           -------        --------     --------        --------
                                                                          (dollars in thousands)
Net Revenues
  Harveys Resort Hotel/Casino                           $ 42,339       $ 41,316       $ 98,390       $ 99,394
  Harveys Wagon Wheel Hotel/Casino                        13,919         10,927         36,350         32,330
  Harveys Casino Hotel - Iowa (1)                         26,167         21,074         74,871         47,878
  Harveys L. V. Management Company                         1,251            932          3,920          3,501

Operating Income (Loss)
  Harveys Resort Hotel/ Casino                          $ 11,946       $ 11,941       $ 18,298       $ 18,470
  Harveys Wagon Wheel Hotel/ Casino                        2,852          1,694          7,215          5,683
  Harveys Casino Hotel - Iowa (1)                          4,754          3,400         13,423          5,087
  Harveys L. V.  Management Company                        1,196            877          3,754          3,333
  Corporate and Development                              (2,753)        (2,714)        (8,537)        (8,333)

EBITDA (2)
  Harveys Resort Hotel/ Casino                          $ 14,217       $ 14,072       $ 24,546       $ 24,968
  Harveys Wagon Wheel Hotel/ Casino                        3,704          2,432          9,573          7,915
  Harveys Casino Hotel - Iowa (1)                          6,481          4,900         18,230         12,152
  Harveys L. V. Management Company                         1,251            932          3,920          3,499
  Corporate and Development                              (2,615)        (2,683)        (8,129)        (8,291)

Notes to the operating results

(1) The riverboat casino portion of Harveys Casino Hotel - Iowa commenced casino operations on January 1, 1996, and the land-based hotel facilities opened on May 24, 1996. The operating results for the nine months ended August 31, 1996 include approximately $4.1 million of pre-opening expenses.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the nine months ended August 31, 1996, Harveys Casino Hotel -Iowa's EBITDA excludes approximately $4.1 million of pre-opening expenses.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31,
1996

The Company's consolidated net revenues for the third quarter of fiscal 1997 amounted to approximately $83.7 million, a new record for the Company's third quarter and an increase of $9.4 million, or 12.7%, over net revenues recorded in the third quarter of fiscal 1996. The improvement was largely attributed to the $5.1 million increase in net revenues produced by Harveys Casino Hotel. The third quarter comparison is the first in which both periods include a full quarter of revenues from the riverboat casino and the land-based facilities. The increase in net revenues generated during the current year third quarter at the Company's Lake Tahoe property amounted to approximately $1.0 million, or 2.5%. Harveys Wagon Wheel Hotel/Casino experienced a 27.4% increase in net revenues, up $3.0 million. The improvement in the net revenues from the Central City, Colorado property was attributed, in part, to the June opening of the 530 space parking garage. The Hard Rock Hotel and Casino contributed an increase of approximately $0.3 million to the Company's net revenues in the third quarter of fiscal 1997, by way of management fees and equity in the joint venture income.

Casino revenue for the third quarter of fiscal 1997 amounted to approximately $63.1 million, an improvement of $8.3 million over the comparable quarter of the prior year. The third quarter of gaming activity at the Company's Council Bluffs facility produced approximately $22.5 million of casino revenue accounting for approximately $4.0 million of the quarter-over-quarter increase. The Company's Lake Tahoe and Colorado properties contributed $1.1 million and $3.2 million, respectively, to the increase in casino revenues. Casino costs and expenses increased for the comparable quarterly periods, up $3.8 million to $27.3 million for the current year period. The Council Bluffs casino accounted for $2.2 million of the increase while the Lake Tahoe and Colorado operations accounted for approximately $0.4 million and $1.2 million of the increase, respectively, Over $1.9 million of the increase in casino costs and expenses was attributable to gaming taxes and licenses, a consequence of the increase in casino revenues. The balance of the increase was primarily due to promotional expenses at all properties.

Lodging revenues for the fiscal 1997 third quarter improved by approximately $0.7 million over the prior year third quarter and amounted to $10.2 million. The hotel facility in Council Bluffs, which included revenues from the land-based hotel for all of the fiscal 1997 and 1996 quarters, contributed

$0.3 million of the increase, while the Company's Lake Tahoe and Colorado properties contributed $0.3 million and $0.1 million, respectively, to the increase in lodging revenues. Lodging costs and expenses remained relatively level, consequently, lodging profits improved by approximately $0.7 million.

Food and beverage revenues for the current fiscal year third quarter amounted to $13.4 million, an improvement of nearly $0.8 million over the prior year third quarter. Food and beverage revenue from the Council Bluffs property, which included revenues from the land-based facilities for both quarters, contributed an increase of approximately $0.7 million. The Lake Tahoe property provided an increase in food and beverage revenues of approximately $0.3 million. Those increases were offset by a decline of over $0.2 million at the Central City property as the result of outsourcing, since the second quarter of fiscal 1996, the food service and a portion of the beverage service to an unaffiliated management company. Food and beverage profits and margins improved for the quarter-to-quarter comparison primarily as a result of the increases in revenues and the controlling of related costs.

Other revenues and the $1.2 million contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino for the fiscal 1997 third quarter amounted to $3.3 million, an improvement of $0.4 million over the prior year third quarter.

Selling, general and administrative expenses increased by approximately $2.0 million, or 11.1%, to $20.5 million for the current fiscal year third quarter. The Council Bluffs operations accounted for approximately $0.9 million of the increase. The Lake Tahoe and Central City properties recognized increases in overall selling, general and administrative expenses of approximately $0.4 million and $0.8 million, respectively, while corporate expenses declined by approximately $0.1 million. Depreciation and amortization expenses increased by approximately $0.6 million. The increase in depreciation was associated with the facilities in Council Bluffs and the opening of the Central City parking garage.

Interest expense, net of interest income and interest capitalized, amounted to $4.8 million for the third quarter of fiscal 1997, level with the prior year third quarter. The Company capitalized approximately $0.2 million of interest in the third quarter of fiscal 1996 in connection with the construction of the Council Bluffs facilities and capitalized approximately $0.1 million of interest in the current year third quarter in connection with the construction of the parking facility at Harveys Wagon Wheel Hotel/Casino in Central City.

In June 1996, the Company retired the $19 million principal balance outstanding under a note payable resulting from the financing of the construction of the Company's riverboat. At that time, the Company expensed the remaining unamortized debt issuance costs related to the riverboat financing. In July 1996, the Company redeemed, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued, together with $6.0 million in cash, in exchange for approximately $11.9 million of 12% subordinated notes, and accrued interest thereon, of HWW payable to affiliates of the former owner of the 30% minority interest in

HWW.   The Company expensed the remaining unamortized debt issuance
costs associated with the redeemed notes.   The expensing of the debt
issuance costs was reported as an extraordinary loss, net of income tax benefits, in the results of operations for the third quarter of fiscal 1996.

Net income for the fiscal 1997 third quarter amounted to approximately $7.7 million compared to $5.9 million for the prior fiscal year third quarter. If the extraordinary loss on early retirement of debt is excluded from the prior year period, the results would have been net income of approximately $6.3 million for the prior year period.

COMPARISON OF THE NINE MONTH PERIODS ENDED AUGUST 31, 1997 AND AUGUST
31, 1996

The Company's consolidated net revenues through the nine months ended August 31, 1997 amounted to approximately $213.5 million, an increase of $30.4 million, or 16.6%, over net revenues recorded in the same period of fiscal 1996. The improvement was substantially attributable to the $27.0 million increase in net revenues produced by Harveys Casino Hotel. Net revenues for fiscal 1997 from the Council Bluffs, Iowa property included a full nine months of operations of the complete facility while fiscal 1996 included only eight months of revenues from the riverboat casino and three full months of revenues from the land-based facilities. Net revenues from the Company's Lake Tahoe property declined by approximately $1.0 million, or 1.0%, the result of adverse first quarter weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers. Mud slides triggered by the inclement weather closed U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Harveys Wagon Wheel Hotel/Casino experienced a 12.4% increase in net revenues, up $4.0 million, a substantial portion of which was recognized in the third quarter, after the opening of that property's new parking garage. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino increased approximately $0.4 million.

Casino revenues for the current fiscal year period, enhanced by a full nine months of casino operations in Council Bluffs compared to eight months of casino operations in the prior year, amounted to approximately $162.4 million, an improvement of $25.3 million over the comparable prior year period. The nine months of gaming activity in Iowa produced an increase of approximately $20.5 million in casino revenues compared to those produced at the Council Bluffs property during the initial eight months of operations in fiscal 1996. The Company's Lake Tahoe property suffered a decline in casino revenues of approximately $0.3 million as a result of the adverse weather and road conditions experienced in the first quarter. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $5.1 million in casino revenue over the prior year comparable period. Casino costs and expenses increased for the comparable periods, up $10.5 million to $75.2 million for the current year period. The Council Bluffs casino accounted for $8.7 million of the increase while the Colorado operations accounted for approximately $2.5 million of the increase. The Lake Tahoe operations produced a $0.7 million improvement in casino costs due to lower payroll and related costs and the reduction of other operating costs in reaction to the lower casino volume resulting from the impact of the first quarter's adverse weather conditions.

Lodging revenues for the fiscal 1997 nine-month period improved by approximately $2.9 million over the prior year comparable period and amounted to $24.7 million. The hotel facility in Council Bluffs, which opened at the end of May 1996, contributed an increase of $2.6 million in lodging revenues during the 1997 nine-month period, accounting for the majority of the lodging revenues improvement. Lodging profits improved by approximately $1.4 million. The decline in lodging profit margins was the result of the contribution from the Council Bluffs hotel, which has a lower profit margin than the Lake Tahoe hotel, becoming a more significant part of lodging profits and of the increase in promotional costs at the Lake Tahoe hotel.

Food and beverage revenues for the current fiscal year period amounted to $33.4 million, an improvement of approximately $3.4 million over the 1996 period. Food and beverage revenue from the Council Bluffs property, which included revenues from the land-based facilities for all of 1997, compared to three full months of the 1996 period, contributed an increase of approximately $5.6 million. That increase was offset by declines at Lake Tahoe, precipitated by the effects of adverse weather, and declines at Central City as the result of outsourcing, commencing the second quarter of fiscal 1996, the food service and a portion of the beverage service. Food and beverage profits and margins declined for the period-to-period comparison primarily as a result of the decision to attractively price the food and beverage offerings at the Council Bluffs property to attract local customers.

Other revenues and the $3.9 million contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino improved by approximately $0.7 million.

Selling, general and administrative expenses increased by approximately $5.8 million to $55.4 million for the current fiscal year period. The operations in Council Bluffs experienced an increase of approximately $5.0 million in selling, general and administrative expenses. The Lake Tahoe operations recognized an improvement in overall selling, general and administrative expenses of approximately $0.2 million from the fiscal 1996 period to the current fiscal year period, while these expenses increased by $1.1 million at the Central City property. Depreciation and amortization expenses increased by $2.1 million. The increase in depreciation was associated with the expanded facilities in Council Bluffs and the opening of the Central City parking garage.

With the opening of the Council Bluffs casino in January 1996 and the opening of land-based facilities in May 1996, the Company recognized approximately $4.1 million of pre-opening expenses. These charges had previously been incurred in connection with the development of the property and deferred until operations commenced.

Interest expense, net of interest income and interest capitalized, increased by approximately $5.0 million to $14.5 million for the first nine months of fiscal 1997. The increase was attributable to the Senior Subordinated Notes which were issued in May 1996, and to the effect of capitalizing approximately $2.6 million of interest in fiscal 1996 in connection with the construction of the Council Bluffs facilities compared to the effect of capitalizing approximately $0.4 million of interest in the current year in connection with the construction of the parking facility in Central City.

In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable that was retired before maturity. The write-off of these costs along with the expensing of similar costs associated with debt retired in the third quarter of fiscal 1996 was reflected in the 1996 operating results as an extraordinary loss of approximately $522,000 which was net of an income tax benefit of approximately $334,000.

Net income for the first nine months of fiscal 1997 amounted to approximately $11.7 million compared to $8.3 million for the prior fiscal year period. If pre-opening expenses, net of taxes, are excluded from the prior fiscal period results, and if the extraordinary loss on early retirement of debt, net of taxes, is excluded from the prior year, the results would have been net income of approximately $11.3 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources during the first nine months of fiscal year 1997 have been cash flow of approximately $39.9 million from operations, the net proceeds of approximately $3.7 million from the sale of assets, including the sale of the Company's note receivable from an unrelated party and the sale of the Company's airplane and approximately $11.0 million in borrowings.

At August 31, 1997, the Company had approximately $26.0 million of cash and cash equivalents and a maximum of approximately $96.3 million available under a reducing revolving credit agreement with a consortium of banks ( the 'Credit Facility'), subject to compliance with certain financial covenants.

During the first nine months of fiscal 1997, the Company expended approximately $1.5 million in cash relative to construction payables and retentions associated with the construction of the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs and expended approximately $7.5 million in cash relative to the construction of a parking garage at Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Additionally, the Company made cash payments for dividends of approximately $1.5 million during the period, incurred additional cash expenditures of approximately $13.1 million in connection with capital improvements and replacements and made cash payments of approximately $26.0 million reducing the Company's outstanding borrowings.

The Company expects that its primary capital needs for the remainder of fiscal year 1997 will include (a) approximately $1.0 million for the satisfaction of payables and construction retention relative to the construction of the parking garage adjacent to Harveys Wagon Wheel Hotel/Casino which was completed in June 1997, (b) approximately $6.0 million of capital expenditures at the Company's current facilities, and (c) dividend payments and debt service.

The Company's debt at August 31, 1997, including the current portion of approximately $1.4 million, amounted to $169.1 million and consisted of $150 million of Senior Subordinated Notes, $17.5 million outstanding under the Credit Facility, $1.3 million outstanding under HWW's equipment financing notes payable to a financing company and approximately $230,000 of other debt.

The equipment financing agreement entered into by HWW allowed for the financing of up to $7.5 million of gaming and associated equipment. Under the terms of the agreement, repayments of principal and interest are due in monthly installments through July, 1998. The equipment financing agreement is secured by all of the gaming and associated equipment financed under the agreement. The obligation under the financing agreement is guaranteed by the Company.

The maximum available principal balance under the Credit Facility at August 31, 1997 was $115 million, reduced by outstanding borrowings and letter of credit exposure. At August 31, 1997 the outstanding borrowings under the Credit Facility amounted to $17.5 million, the letters of credit exposure was $1.2 million and the maximum amount available was approximately $96.3 million, subject to compliance with financial covenants.

There are no required repayments of principal under the Credit Facility in fiscal 1997. The Credit Facility is secured by all of the real and personal property of (a) HTMC, (b) HIMC, (c) HWW, and (d) HCR Services Company, Inc. ('HCRSC'), a Nevada corporation, which is wholly owned by the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of (i) HTMC, (ii) HIMC, (iii) HWW, and (iv) HCRSC. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC, and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ('LIBOR') or the prime rate of Wells Fargo Bank, National Association ('Wells Fargo'), in each case plus an applicable margin. The applicable margin is determined with reference to the Company's funded debt to EBITDA ratio. The applicable margins as of August 31, 1997 were 2.25% with respect to the LIBOR-based interest rate, and 0.75% with respect to the Wells Fargo prime-rate interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to (a) minimum tangible net worth, (b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at August 31, 1997.

The Senior Subordinated Notes are governed by an indenture ( the 'Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company ( as defined in the Indenture).

Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted
Subsidiary. The guaranteeing Restricted Subsidiaries are HCCMC, HWW, HIMC, HLVMC and HTMC.

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

The Indenture contains certain covenants that impose limitations on, among other things, (a) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary,
(d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at August 31, 1997.

The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations for the next twelve months, including (a) capital improvements and replacements at the operating properties, (b) the construction of a parking garage adjacent to Harveys Wagon Wheel Hotel/Casino, and (c) dividend and debt service requirements.

On July 1, 1997, the Company entered into an agreement whereby HRHC will purchase the Company's interests in HRHC for $45 million in cash. The consummation of the transaction is subject to certain conditions and approvals, including approval by Nevada gaming authorities. The Company believes the requisite conditions will be met and the necessary approvals will be obtained, before the end of the current fiscal year, and intends to use a portion of the proceeds from the sale to pay the outstanding balance under the Credit Facility.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various 'forward-looking statements' within the meaning of Section 27A of the securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as 'believes', 'anticipates', or 'expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                             PART II - OTHER  INFORMATION


Item 1.  Legal Proceedings
         Not Applicable

Item2.   Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits
                   See attached Exhibit Index

         (b)       Report on Form 8-K

                   On July 1, 1997, the Company filed a Current Report on Form 8-K, under Item 5, Other Events, in order to report the Company entering into a Stock Purchase and Management Buyout Agreement ( the 'Stock Purchase Agreement') with Hard Rock Hotel, Inc., a Nevada corporation ('HRHC'), Lily Pond Investments, Inc., a Nevada corporation ('Lily Pond'), and Harveys L. V. Management Company, Inc., a Nevada corporation and wholly owned subsidiary of the Company ('HLVMC'). Pursuant to the Stock Purchase Agreement, HRHC will repurchase from the Company all of the capital stock of HRHC held by the Company, representing 40% of the currently outstanding capital stock of HRHC. Upon the closing of the transactions contemplated by the Stock Purchase Agreement, the management agreement currently in effect between HRHC and HLVMC relating to the management and operations of HRHC will terminate, and a stockholders agreement among the Company, HRHC and Lily Pond will be canceled.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARVEYS CASINO RESORTS
                                       ----------------------
                                       Registrant





Date:    October 13, 1997
                                       /s/ John J. McLaughlin
                                       ----------------------------------------
                                       John J. McLaughlin,
                                       Senior Vice President,
                                       Chief Financial Officer andTreasurer
                                       (Authorized Officer and Principal
                                       Financial Officer)

                                    EXHIBIT INDEX

Exhibit
Number                      Description                                 Page
-------- -------------------------------------------------------------  --------

  3.1         Restated Articles of Incorporation of the Registrant (1)

  3.2         Sixth Amended Bylaws of the Registrant (2)

  4.1         Form of Stock Certificate of the Registrant (1)

  4.2         Indenture, dated as of April 30, 1996 between the Registrant and
              IBJ Schroder Bank and    Trust,    as Trustee ( including form of
              Note) (3)

  4.3 Indenture, dated as of May 15, 1996 by and among the Registrant ( the 'Issuer') Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. ( the 'Guarantors') and IBJ Schroder Bank & Trust Company as Trustee ( including form of Note) (4)

  4.4 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the 'Issuer'), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the 'Guarantors'), and IBJ Schroder Bank and Trust Company as Trustees (5)

 10.1         Employment Agreement, dated June 23, 1997 between James J.
              Rafferty and  the Registrant (6)

 10.2 Employment Agreement, dated July 1, 1997 between Verne Welch and the Registrant (6)

 10.3         Employment Agreement, dated July 21, 1997 between John R.
              Bellotti and the Registrant        (6)

 10.4         Harveys Casino Resorts Change of Control Plan, effective June 1,
              1997 (6)

 10.5 Assignment of Leases, effective June 1, 1997 by and between Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc. ( the 'Assignor'), a Nevada corporation, Harveys Tahoe Management Company, Inc., ( the 'Assignee'), a Nevada corporation, and Park Cattle Co. ( the 'Landlord'), a Nevada corporation (6)

 10.6 Third Amendment to Lease Agreement, dated June 1, 1997, by and between Park Cattle Co. (the 'Landlord'), a Nevada corporation and Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc., ( the 'Tenant'), a Nevada corporation (6)

 10.7 First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co. ( the 'Landlord'), a Nevada corporation and Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc., ( the 'Tenant'), a Nevada corporation ( Douglas County, Nevada property) (6)

 10.8 First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co. ( the 'Landlord'), a Nevada corporation and Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc., ( the 'Tenant'), a Nevada corporation (El Dorado County, California property) (6)

                                    EXHIBIT INDEX

Exhibit
Number                            Description                              Page
 10.9 Fourth Amendment to Reducing Revolving Credit Agreement, dated July 25, 1997, by and among Harveys Casino Resorts, a Nevada corporation, Harveys C. C. Management Company, Inc., a Nevada corporation, Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa Management Company, Inc., a Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada corporation (collectively the 'Borrowers') Wells Fargo Bank, N. A., Bank of the West, First Security Bank, N.A., Imperial Bank, Norwest Bank of Nebraska, N. A., The First National Bank of Chicago, Societe Generale, The Sumitomo Bank, Limited, U. S. Bank and Argentbank (the 'Lenders'). (6)

10.10 Assumption Agreement, dated July 25, 1997, by and among Harveys Casino Resorts, a Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada corporation and Wells Fargo Bank, N. A.
              (6)

10.11 Asset Transfer Agreement between Harveys Casino Resorts and Harveys Tahoe Management Company, Inc. , effective June 1, 1997
              (6)

10.12 Second Supplemental Indenture, dated as of May 22, 1997, Supplementing the Indenture Dated as of May 15, 1996 among Harveys Casino Resorts, Issuer, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc., as Guarantors and IBJ Schroder Bank and Trust Company, Trustee, as amended and supplemented to date. (6)

27       Financial Data Schedule (6)

         -----------------------------------------------

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