Form 10-K405
period 1997-11-30
HARVEYS CASINO RESORTS
filed 1998-02-27
CIK 914022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

Commission file number 1-12802

                             HARVEYS CASINO RESORTS

             (Exact name of registrant as specified in its charter)

                    NEVADA                                       88-0066882
----------------------------------------------  --------------------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        HIGHWAY 50 & STATELINE AVENUE
       P.O. BOX 128 LAKE TAHOE, NEVADA                             89449
----------------------------------------------  --------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (702) 588-2411

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
----------------------------------------------  --------------------------------------------
   Common Stock; par value $0.01 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X_]

    Based on the closing sales price of February 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $152,560,292.

    The number of shares outstanding of the registrant's common stock, $.01 par value was 10,014,234 as of February 23, 1998.

    Part III incorporates information by reference from the registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Harveys Casino Resorts (the "Company" or the "Registrant") is an established owner, operator and developer of high-quality hotel/casinos in Nevada and new gaming jurisdictions. The Company owns and operates Harveys Resort Hotel/Casino ("Harveys Resort"), the Lake Tahoe area's largest hotel/casino. Harveys Resort, in operation since 1944, is situated on the south shore of scenic Lake Tahoe on the Nevada/California state line. The Company owns and operates Harveys Wagon Wheel Hotel/Casino ("Harveys Wagon Wheel") in Central City, Colorado, which opened in December 1994 as the first major hotel/casino serving the greater Denver area. The Company owns and operates a riverboat casino and hotel/convention center in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. The Harveys Casino Hotel riverboat casino opened on January 1, 1996 and is one of only three operators in the Omaha/Council Bluffs gaming market, which includes one other riverboat casino and a slot machine operator at the local dogtrack. The adjacent land-based hotel and convention center facilities opened in May 1996. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ("HLVMC"), owned 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC.

    Harveys Resort was originally founded on the south shore of Lake Tahoe by Harvey and Llewellyn Gross in 1944 as a one-room saloon, cafe and casino. Major additions to the property were made in 1955 and 1963, and since 1979 the Company has pursued a master plan through which it has developed the property into a major hotel/casino consisting of 740 hotel rooms, an 88,000-square foot casino, 23,000 square feet of convention space, 2,967 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants and retail shops, a pool, a health club and a video arcade. Mr. Gross ran Harveys Resort until the early 1980s at which time he transferred responsibilities to an experienced casino management team. Today, Harveys Resort offers its customers high-quality hotel rooms, excellent dining facilities, an exciting location, entertaining events and a lively gaming atmosphere.

    Through Harveys Wagon Wheel, which opened in December 1994, the Company established the first major hotel/casino serving the greater Denver area, Colorado's major population center of more than 2 million people. No other gaming facility in the Central City area currently offers overnight accommodations, on-site parking and non-gaming amenities comparable to those offered by the Company. Harveys Wagon Wheel includes 1,047 slot machines, 18 table games and a nine-table poker area, a 118-room hotel and 730 on-site parking spaces. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a children's arcade.

    The Harveys Casino Hotel riverboat casino accommodates 2,352 passengers and is berthed on the Missouri River directly across from Omaha, Nebraska in Council Bluffs, Iowa. The riverboat casino has 24,500 square feet of casino space on three decks and contains 905 slot machines, 48 table games and a seven-table poker area. The land-based amenities, which opened in May 1996, include surface parking for approximately 2,200 cars and a 14-story, 251-room hotel with a 21,000-square foot convention center.

RECENT DEVELOPMENT

    On February 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L. P., a Delaware limited partnership and controlled affiliate of Colony Capital, Inc. of Los Angeles, California ("Colony Capital"). Upon closing of the transaction contemplated by the Merger Agreement, the Company will be an affiliate of Colony Capital. The all-cash transaction values each of the approximately 10.8 million fully diluted common shares of the Company at $28. Closing of the merger is subject to a number of conditions, including approval by the stockholders of at least two-thirds of the Company's common stock and receipt of all necessary regulatory approvals, including the approvals of Nevada, Colorado and Iowa gaming authorities. Stockholders owning approximately 41% of the Company's outstanding common stock, including the Company's largest stockholder, have agreed to vote in favor of the transaction. If the merger has not closed by September 1, 1998, the Company's stockholders would receive additional consideration under certain circumstances.

BUSINESS STRATEGY

    The Company's business strategy is to develop premium hotel/casino facilities in markets in which the Company believes it can establish and maintain a prominent position or niche. Each of the Company's properties offers casino gaming and a full range of amenities in a friendly atmosphere that caters to middle- and upper middle-income customers. This strategy emphasizes the following elements:

    HIGH-QUALITY FACILITIES AND SUPERIOR CUSTOMER SERVICE

    As part of its commitment to providing a quality entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing distinctive and modern accommodations and attentive customer service in a friendly atmosphere. Management recognizes that consistent quality and a comfortable atmosphere can differentiate its facilities from the competition in all of its markets. The Company strives to meet customer demand by furnishing each of its properties with a variety of restaurants and non-gaming amenities. To foster a high level of customer satisfaction through attentive customer service, management plays an active role in the training of all of its employees at all levels. The Company's goal of becoming a truly customer-focused organization has been achieved at all the Company's properties through training programs, role playing and simulations. Management believes that these programs have evolved to provide the Company's customers with a truly unique experience. The Company has implemented attractive employee benefit programs at all of its facilities to recruit and retain friendly, professional employees.

    STRATEGIC LOCATIONS

    Management believes that location is the key to attracting customers. South Lake Tahoe, which draws approximately 2 million visitors per year, is a unique gaming location because of its natural surroundings and variety of outdoor attractions and activities. Harveys Resort is strategically placed on a site adjacent to the California border in close proximity to more than 6,500 hotel and motel rooms in non-gaming facilities. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver, serving the greater Denver area with its population of over 2 million people. Harveys Casino Hotel is within a ten-minute drive of the Omaha/Council Bluffs metropolitan regional airport and is located directly off Interstate 29, Interstate 80 and Interstate 480.

    TARGETED CUSTOMER BASE

    The Company targets middle- to upper middle-income customers who tend to have more disposable income for gaming and entertainment. Harveys Resort seeks to attract these customers by offering well-appointed rooms and a "party" atmosphere for those seeking nightlife and entertainment. The Company also has established extensive customer databases and uses sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment, when gaming play warrants. Management believes that by continuing to focus its efforts on the maintenance of customer relationships and the Harveys image, it will increase its share of higher-income customers attracted to the South Lake Tahoe market. Harveys Wagon Wheel targets middle- to upper middle-income customers from the greater Denver area who seek a quality gaming experience, convenient parking and overnight accommodations. By offering a facility with overnight accommodations and more amenities than are offered by other casinos in the Central City/Black Hawk market, Harveys Wagon Wheel has been successfully building a loyal customer base. Harveys Wagon Wheel opened a 530 space parking garage in June 1997, providing a new level of parking convenience for customers. Harveys Casino Hotel targets frequent, mid-level players from Omaha, Council Bluffs and the surrounding areas. The Company believes that the hotel and convention facilities, opened in mid-1996, attract new players by capturing overnight guests as well as meetings and small conventions business. In addition, by promoting itself as "Harveys, You Can Have It All!" management believes that Harveys Casino Hotel attracts a large percentage of the gaming revenues generated by the Omaha/Council Bluffs regional population and visitors to the Omaha/Council Bluffs area.

    EFFECTIVE MARKETING

    In February 1997, the Company announced that Bill Cosby agreed to become a spokesperson for the Company. Under a contractual relationship with the Company, Mr. Cosby is actively involved in promoting Harveys Casino Resorts through entertainment appearances at the Company's properties and through commercial messages, including television and radio. The Company believes that this association has been and will continue to be helpful in enhancing the national visibility of Harveys Casino Resorts.

    Since 1989, the Company has aggressively promoted Harveys Resort and a lively image through television, radio, billboard and print advertising. The current advertising, with Bill Cosby as the centerpiece of the campaign, features Harveys Resort as the "Tahoe Players Club." Since 1989, the Company has increased its share of gaming revenues in South Lake Tahoe from approximately 24% to approximately 28% in 1997, due largely to its targeted marketing strategy. The Company attracts customers to Harveys Wagon Wheel by aggressively promoting the facility's hotel rooms, on-site parking, quality dining facilities and varied entertainment activities in a market in which such amenities are a distinct competitive advantage. Harveys Casino Hotel is marketed as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions.

    EMPHASIS ON SLOT PLAY

    Responding to the increased popularity of slot machines over the past several years, the Company has shifted its gaming mix toward slot machines. The mix of slot machines is closely matched to the demand of the customer base at each property. Harveys Resort, for instance, now includes a greater percentage of $1 and higher denominated machines to appeal to the higher-income gaming clientele of Harveys Resort, including $5, $25 and $100 slot machines offered within a premium player section. This increase in higher denominated machines increased win per unit at Harveys Resort by approximately 28% between 1988 and 1997. Harveys Wagon Wheel offers 1,047 slot machines, approximately 350 more machines than are currently offered by any other gaming facility in the area and Harveys Casino Hotel offers 905 slot machines. Slot machines, which are less labor intensive and require less square footage than table games, also generate higher profit margins compared to table games. The Company monitors payout percentages closely and ensures that its slot machine payouts are competitive.

THE PROPERTIES

    HARVEYS RESORT

    Harveys Resort, the largest hotel/casino in the Lake Tahoe area, is located on approximately 19.8 acres on U.S. Highway 50, the main route through South Lake Tahoe. The hotel/casino, situated on the south shore of Lake Tahoe with a panoramic view of the lake and surrounding mountains, is among Lake Tahoe's most modern facilities. The main structure is an all-glass 17-story tower which was completed in 1991, connected to a 12-story tower which was completely re-built in 1982. Harveys Resort features 740 rooms, 36 of which are luxury suites, and an 88,000-square foot casino containing approximately 2,185 slot machines, 99 table games, an 11-table poker area, a race and sports book and a keno lounge. Other amenities include 23,000 square feet of convention space, 2,967 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants, retail shops, a pool, a health club and a video arcade. Harveys Resort's seven restaurants offer a wide variety of high quality food and consist of a coffee shop, a Mexican restaurant, a seafood and pasta restaurant, a premier steakhouse, a buffet, a burger emporium and Llewellyn's, Harveys Resort's award-winning restaurant featuring top quality food and a spectacular view of Lake Tahoe. In recognition of the outstanding quality of the facility and its excellent service, Harveys Resort has received both the Mobil Four Star and AAA Four Diamond Awards every year for the last 16 years. Management has allocated a total of approximately $18.5 million for capital expenditures, including improvements to be made to Harveys Resort through 1997 and 1998 to increase the Company's market share and to position the Company to benefit from the ongoing South Lake Tahoe Redevelopment Project. The improvements will include the addition of a new Hard Rock Cafe on the casino floor of Harveys Resort with the opening scheduled prior to the busy summer season of 1998. In 1984, the City of South Lake Tahoe, California, adopted a redevelopment plan and created the South Tahoe Redevelopment Agency. The redevelopment plan has resulted in the removal of numerous older motel and retail properties along Highway 50 through the City of South Lake Tahoe. The properties were demolished, creating a scenic open space corridor containing public facilities and wetlands. The redevelopment plan resulted in a 400-room Embassy Suites hotel on the California-Nevada state line, completed in 1991. It is anticipated that the next phase of redevelopment will involve the condemnation of certain older motels and retail establishments located within one mile of Harveys Resort and the replacement thereof with a regional transit center including an aerial tram to the Heavenly ski area, parking facilities, a theater complex, retail space, upscale hotels and vacation interval units. It is anticipated that the third phase, also to be located immediately adjacent to the California-Nevada state line, will result in a regional convention facility, hotel, retail space, regional parking facilities and various public amenities.

    The Lake Tahoe area is a unique gaming location because of its natural surroundings and variety of year-round outdoor recreational activities, including skiing, boating, fishing and golfing. The South Lake Tahoe area draws tourists primarily from nearby Reno and Northern California. There are four major casinos in this market to serve the approximately 2 million annual visitors.

    HARVEYS WAGON WHEEL

    Through Harveys Wagon Wheel, which opened in December 1994, the Company established the first major hotel/casino serving the greater Denver area. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Unlike most existing gaming facilities in the Central City area, which offer no overnight accommodations, scarce on-site parking and few non-gaming amenities, Harveys Wagon Wheel includes approximately 40,000 square feet of casino space, 1,047 slot machines, 18 table games, a nine-table poker area, a 118-room hotel and 730 on-site parking spaces, including 530 spaces in the market's first self-parking garage which was completed in June of 1997. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a children's arcade. No other casino in Central City/Black Hawk currently offers all of these amenities.

    Harveys C. C. Management Company, Inc. ("HCCMC"), a wholly-owned subsidiary of the Company and the owner and operator of Harveys Wagon Wheel, owns approximately 40 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility.

    HARVEYS CASINO HOTEL

    On January 1, 1996, the Company opened, as the first phase of Harveys Casino Hotel, a 2,352-passenger riverboat casino berthed on the Missouri River directly across from Omaha, Nebraska in Council Bluffs, Iowa. The riverboat casino has 24,500 square feet of casino space on three decks and contains 905 slot machines, 48 table games and a seven-table poker area . On May 24, 1996, the Company opened the second phase of Harveys Casino Hotel, including surface parking for approximately 2,200 cars, and a

14-story, 251-room hotel with a 21,000-square foot convention center. A remodeling project, currently in process and expected to be completed in March 1998, will expand the casino square footage to approximately 28,200 square feet and accommodate an additional 180 slot machines. Harveys Casino Hotel is within a ten-minute drive of the Omaha/Council Bluffs regional airport and is located directly off of Interstate 29, Interstate 80 and Interstate 480.

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

    Harveys Casino Hotel's target market is the approximately 760,000 residents in the greater Omaha/ Council Bluffs metropolitan area and the nearly 3 million residents within a three-hour drive of the facility. In addition, the casino, hotel and convention facilities are marketed to the estimated 2.5 million visitors and tourists who visit the Omaha metropolitan area annually. Harveys Casino Hotel markets itself as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions. Harveys Casino Hotel targets frequent, mid-level players from Omaha, Council Bluffs and the surrounding area. The Company believes that the hotel and convention facilities attracts new players by capturing overnight guests and individuals attending meetings and small conventions. In addition, management believes that promoting the property as "Harveys, You Can Have It All!" has contributed to making Harveys Casino Hotel the number one performing riverboat casino (based on gaming revenues) in Iowa.

COMPETITION

    LAKE TAHOE

    The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Several of the competitors of Harveys Resort have substantially greater name recognition and financial and marketing resources. Harveys Resort competes with a number of other hotel/casinos at Lake Tahoe and, to a lesser extent, with hotel/casino operations located in Reno, Las Vegas and Laughlin, Nevada and Native American owned casinos in California. In South Lake Tahoe, Harveys Resort competes primarily with three other major casino operations: Harrah's Lake Tahoe, Caesars Tahoe and the Horizon Casino Resort.

    In 1987, the Tahoe Regional Planning Agency, an entity established under a bi-state compact reached between the states of California and Nevada, placed restrictions on additional commercial, residential and tourist accommodation construction at Lake Tahoe in an effort to curb development and to preserve the local environment. Under the bi-state compact and community plan constraints, future tourist accommodation units added to the market will be required to mitigate environmental impacts from expansion. Such measures may include replacing an imposed multiple of older tourist accommodation units. The limited number of rooms available at Lake Tahoe, however, allows Lake Tahoe hotel/casino operators to achieve much higher nightly room rates than those in most of the gaming industry. The occupancy rate for the 2,250 upscale rooms in the four major south Lake Tahoe casinos has historically been between 80% and 85%, while the occupancy rate in the motels is typically between 40% and 50%. It is estimated that the average day room rate for the Lake Tahoe hotel/casinos is approximately $100, compared to average estimated rates of $28-$62 for Las Vegas, Reno and Laughlin. The Tahoe Regional Planning Agency has imposed significant restrictions on construction as well as on expansion of gaming facilities. These restrictions prohibit existing casinos from expanding cubic volume of structures housing gaming and limit expansion of the gaming areas within such structures. The Company believes that because of such restrictions, it is unlikely that any new hotel/casinos will commence operations at Lake Tahoe or that any of the smaller existing casinos will expand to a size that could make them competitive with the four major casinos; however, the Company expects that the four major hotel/casinos will continue to compete intensely.

    CENTRAL CITY/BLACK HAWK

    Harveys Wagon Wheel competes primarily with the five casinos with the largest number of gaming devices in Central City and Black Hawk as well as the 25 smaller gaming establishments in operation as of October 1, 1997, in Central City and Black Hawk. The top five casinos, together with Harveys Wagon Wheel, currently control more than 47% of all gaming devices in the Central City/Black Hawk area. See "Harveys Wagon Wheel" above. In addition, as of October 1, 1997, there were approximately 23 other gaming establishments operating within Cripple Creek, the third city in the state of Colorado where gaming is legal, and two establishments located on two Native American reservations in southwest Colorado. The contiguous cities of Central City and Black Hawk form Colorado's primary gaming market. In Colorado the majority of the existing gaming establishments lack on-site parking, overnight accommodations and non-gaming amenities. However, a number of projects are either under construction or in the planning stages. Some or all of these projects may include on-site parking, overnight accommodations or other amenities that would increase competition with Harveys Wagon Wheel. Currently, limited stakes gaming in Colorado is legal in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, there can be no assurances that gaming will not be approved in other Colorado communities in the future. The legalization of gaming closer to Denver, the major population center of Colorado, would likely have a material adverse effect on the Company's operation in Central City.

    OMAHA/COUNCIL BLUFFS

    Harveys Casino Hotel, with its riverboat casino that opened on January 1, 1996 and the adjacent 251-room hotel and 21,000-square foot convention center that opened on May 24, 1996, provided the first of only two major hotel products in the city. The Company's target markets are the residential population base (approximately 760,000) of the greater Omaha/Council Bluffs area, and the nearly 3 million residents within a three-hour drive of the facility. Additionally, the Company's hotel and convention facilities are marketed to an estimated 2.5 million visitors and tourists who visit the Omaha metropolitan area annually, which now offers approximately 7,000 hotel and motel units and is home to major tourist attractions such as zoos, museums, pari-mutuel tracks and historic monuments. The Company's casino competes with Ameristar Casino Inc.'s riverboat casino in Council Bluffs, which opened on January 19, 1996, as well as with the slot machines installed at a dogtrack in the Council Bluffs area and other amusement attractions. Should casino-style gaming be legalized in Nebraska, and should gaming facilities be opened in Omaha, Nebraska, Harveys Casino Hotel could be materially adversely affected.

EMPLOYEES

    As of February 23, 1998 the Company had approximately 4,010 employees. Management believes that employee relations are good. The Company has entered into a collective bargaining agreement that covers approximately ten employees. This agreement relates to stage-hand employees who provide support to entertainment facilities at Harveys Resort. None of the Company's other employees are represented by labor unions.

REGULATORY MATTERS

    NEVADA GAMING LAWS AND RELATIONS

    The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission" and together with the Nevada Board, the "Nevada Gaming Authorities").

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

    Any company that operates a Nevada gaming casino is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have such holder's suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission and may be required to be found suitable. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Gaming Authorities. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    COLORADO GAMING LAWS AND REGULATIONS

    The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming regulations (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He may also conduct detailed background investigations of persons who loan money to the Company.

    The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and non-transferable. The failure or inability of the Company, HCCMC, Harveys Wagon Wheel or others associated with Harveys Wagon Wheel, to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company. All persons employed by the Company, HCCMC or Harveys Wagon Wheel and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

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

    Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Harveys Wagon Wheel, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Harveys Wagon Wheel, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Harveys Wagon Wheel, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $48 per hour.

    The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) all general partners and all limited partners of a licensed partnership,
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

    In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, must promptly provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

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

    Harveys Wagon Wheel must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. Harveys Wagon Wheel also must not exceed certain gaming square footage limits as a total of each floor and the full building. The casino at Harveys Wagon Wheel may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Harveys Wagon Wheel may not provide credit to its gaming patrons.

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

    Under Iowa law, only non-profit organizations may receive a license to own gambling game operations; for profit organizations may receive a license for their management and operation. The Company, through its wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC"), together with Iowa West, a qualified non-profit organization, have been granted the necessary licenses to own and operate the current gambling facilities and activities on the riverboat casino at Harveys Casino Hotel. The present licenses have a term expiring March 31, 1998. The licenses are granted upon the condition that the license holders accept, observe and enforce all applicable laws, regulations, ordinances, rules and orders. Any violation by a license holder, including violations by its officers, employees or agents, may result in disciplinary action, including the suspension or revocation of the license.

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

    Iowa law authorizes the imposition of an admission fee, set by and payable to the Iowa State Treasurer, on each person embarking on an excursion gambling boat. An additional admission fee may be imposed by the municipality in which the gambling operation is located. In practice, the Iowa Commission has not imposed a per-person admission fee, but rather imposed a fee on each excursion gambling boat based upon the estimated costs of supervision and enforcement to be incurred by the Iowa Commission for the ensuing fiscal year. For the fiscal year beginning July 1, 1997, the fee is $294,632, payable in weekly installments of $5,666. A $0.50 per person admission fee is also payable to the City of Council Bluffs, Iowa. Further, Iowa law imposes an annual wagering tax ranging from five percent on the first million of adjusted gross receipts from gambling games to 20 percent on adjusted gross receipts in excess of $3 million.

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

ITEM 2. PROPERTIES

    Harveys Resort comprises approximately 1,020,000 square feet on approximately 19.8 acres, of which the Company owns approximately 5.4 acres and leases approximately 14.4 acres pursuant to several ground leases that expire in 2045. A 973,000-square foot parking garage and certain other amenities are located on the leased property.

    The Harveys Wagon Wheel hotel and casino facility encompasses approximately 200,000 square feet on approximately 1.1 acres and a 530-space self-parking garage on a contiguous 8 acre parcel. Additionally, HCCMC owns approximately 40 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility.

    Harveys Casino Hotel is located on approximately 36 acres of land owned by the Company. The land-based amenities, including a covered "skywalk" to the riverboat casino, are comprised of a hotel, convention center, and passenger staging area, totaling nearly 300,000 square feet. Contiguous thereto is a 24-acre leasehold parcel which contains the boat docking facility and additional parking. This parcel is subject to a long term lease with the City of Council Bluffs for a nominal annual sum. Additionally, the Company owns an adjacent 44-acre parcel suitable for expansion or support facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The $0.01 par value per share common stock of the Company (the "Common Stock") is traded on the New York Stock Exchange (the "NYSE") under the symbol "HVY." The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the NYSE composite tape.

Year Ended November 30, 1997:
                                             HIGH         LOW
                                           ---------    -------
First Quarter...........................    19 1/8       14 3/8
Second Quarter..........................    16 15/16     14
Third Quarter...........................    18 7/8       15 3/8
Fourth Quarter..........................    20 3/8       17 1/4


Year Ended November 30, 1996:
                                             HIGH         LOW
                                           ---------    -------
First Quarter...........................   $19 7/8      $15 1/8
Second Quarter..........................    21 1/2       15 1/2
Third Quarter...........................    23           16 3/8
Fourth Quarter..........................    19           15 5/8

    As of February 23, 1998 there were 2,169 stockholders of record of the Company's Common Stock.

    Since the Company's initial public offering on February 14, 1994, the Company has paid regular quarterly cash dividends. Until the second quarter of fiscal 1996, the regular quarterly dividend amounted to $0.04 per share. Beginning with the second quarter of fiscal 1996, the regular quarterly dividend was increased to $0.05 per share. The payment of dividends in the future will be at the discretion of the Board of Directors. In determining whether to pay dividends (as well as the amount and timing thereof), the Board of Directors will consider a number of factors, including the Company's financial condition, earnings and capital requirements, legal requirements and regulatory constraints, and any applicable restrictive provisions in any credit agreements to which the Company is a party at such time. The Company's $115.0 million reducing revolving credit facility and the indenture governing the Company's $150.0 million of senior subordinated notes allow for the payment of dividends if the Company meets certain financial performance standards. The Company does not expect that the regulatory constraints or other restrictions will affect its ability to declare or pay the quarterly dividends contemplated by the dividend policy described above. See Item 7. "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company for the years ended November 30, 1993 through November 30, 1997. The statement of income and balance sheet data are derived from the Company's audited Consolidated Financial Statements for the years ended November 30, 1993 through November 30, 1997. Deloitte & Touche LLP's report with respect to the financial statements for the fiscal years ended November 30, 1996 and 1997 is included elsewhere in this report. Grant Thornton LLP's report with respect to the financial statements for the fiscal year ended November 30, 1995 is included elsewhere in this report. The Selected Consolidated Financial Data is not necessarily indicative of the Company's future results of operations or financial condition, and should be read in conjunction with "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, and the other financial and statistical information appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      YEARS ENDED NOVEMBER 30,
                                                        -----------------------------------------------------
                                                          1997       1996       1995       1994       1993
                                                        ---------  ---------  ---------  ---------  ---------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA
Revenues
  Casino..............................................  $ 216,564  $ 186,369  $ 121,369  $  83,991  $  87,523
  Lodging.............................................     32,175     28,746     25,499     21,870     22,292
  Food and beverage...................................     44,406     39,852     33,970     29,768     31,011
  Other...............................................      7,277      6,402      6,287      5,599      5,866
  Management fees and joint venture...................      4,507      5,023      1,669         --         --
  Less casino promotional allowances..................    (21,366)   (18,643)   (15,594)   (12,942)   (14,433)
                                                        ---------  ---------  ---------  ---------  ---------
    Total net revenues................................    283,563    247,749    173,200    128,286    132,259
                                                        ---------  ---------  ---------  ---------  ---------
Costs and expenses
  Casino..............................................    100,500     86,732     57,520     40,999     43,235
  Lodging.............................................     13,374     11,677      9,458      7,429      6,534
  Food and beverage...................................     29,886     24,797     20,280     17,401     17,271
  Other operating.....................................      2,811      2,813      2,838      2,557      2,733
  Selling, general and administrative.................     73,945     67,128     50,270     39,813     38,159
  Depreciation and amortization.......................     19,077     16,482     12,333      9,704     10,300
  Business development costs..........................      2,690         --         --         --         --
  Pre-opening expenses................................         --      4,099      2,147         --         --
  Nonrecurring compensaton charges....................         --         --         --         --      1,834
                                                        ---------  ---------  ---------  ---------  ---------
    Total costs and expenses..........................    242,283    213,728    154,846    117,903    120,066
                                                        ---------  ---------  ---------  ---------  ---------
Operating income......................................     41,280     34,021     18,354     10,382     12,193
Interest expense, net (1).............................     18,892     14,195      7,960      2,886      4,256
Gain on sale of interests in unconsolidated
  affiliate...........................................     27,422         --         --         --         --
Life insurance benefits...............................         --         --      2,246        371         --
Other income (expense), net...........................       (137)      (221)       605       (230)      (134)
                                                        ---------  ---------  ---------  ---------  ---------
Income before income taxes and extraordinary item.....     49,673     19,605     13,245      7,638      7,803
Income tax provision..................................    (18,898)    (7,791)    (3,900)    (2,500)    (2,994)
                                                        ---------  ---------  ---------  ---------  ---------
Income before extraordinary item......................     30,775     11,814      9,345      5,138      4,809
Loss on early retirement of debt, net of taxes........         --        522         --         --         --
                                                        ---------  ---------  ---------  ---------  ---------
Net income............................................  $  30,775  $  11,292  $   9,345  $   5,138  $   4,809
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
PER SHARE DATA
  Net income..........................................  $    3.13  $    1.16  $    0.99  $    0.58  $    0.67
  Dividends on common stock...........................  $    0.20  $    0.18  $    0.16  $    0.13  $    0.11
  Weighted average common shares outstanding..........  9,843,871  9,698,500  9,456,051  8,885,525  7,181,730

OTHER OPERATING DATA
  Adjusted EBITDA (2).................................  $  63,047  $  54,602  $  35,080  $  20,458  $  24,327
  Net cash provided by operating activities...........     44,637     39,768     19,594     14,106     15,563
  Net cash provided by (used in) investing
  activities..........................................     24,428    (55,502)   (70,433)   (33,505)   (25,592)
  Net cash provided by (used in) financing
  activities..........................................    (35,151)    26,363     53,886     15,506       (730)
  Capital expenditures (3)............................     22,532     72,395     74,418     35,593     10,648

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents...........................  $  55,035  $  21,121  $  10,493  $   7,446  $  11,338
  Total assets........................................    403,465    393,768    313,244    238,544    213,463
  Long-term debt, net.................................    150,220    181,354    126,676     64,896     80,203
  Stockholders' equity................................    179,358    149,763    132,301    123,611     90,008

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company currently owns and operates (a) Harveys Resort on the south shore of Lake Tahoe, Nevada, (b) Harveys Wagon Wheel in Central City, Colorado, and (c) Harveys Casino Hotel in Council Bluffs, Iowa. Until October 24, 1997, the Company, through its wholly-owned subsidiary, HLVMC, owned 40% of the equity interest in HRHC, which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC.

    The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort, which, since June 1, 1997, has been owned and operated by the Company's wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ("HTMC"), have been presented, for all periods, excluding the effects of corporate and future business development expenses. Those expenses have been presented under the caption "Corporate and Development." On April 30, 1996, the Company acquired all of the 30% minority interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owned Harveys Wagon Wheel. Since that time Harveys Wagon Wheel has been wholly owned by the Company. The riverboat casino portion of Harveys Casino Hotel opened on January 1, 1996 and the land-based facilities opened on May 24, 1996. The operating results of HLVMC include the fees earned by such entity for managing the operations of Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino from the date that property opened, March 9, 1995, through the date the Company sold its interests in HRHC, October 24, 1997.

Notes to Selected Consolidated Financial Data:

(1) Net of amounts capitalized and interest income.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For fiscal 1997, EBITDA has been adjusted to exclude approximately $2.7 million of business development costs; for fiscal 1996 and fiscal 1995, EBITDA has been adjusted to exclude approximately $4.1 million and $2.1 million of pre-opening expenses, respectively; for fiscal 1995 and fiscal 1994, EBITDA has been adjusted to include approximately $2.2 million and $371, 000 of life insurance benefits, respectively; and for fiscal 1993, EBITDA has been adjusted to exclude approximately $1.8 million of nonrecurring compensation charges.

(3) Of amounts shown, approximately $11.6 million in fiscal 1997, $7.2 million in fiscal 1996, $4.6 million in fiscal 1995, $4.4 million in fiscal 1994, and $6.5 million in fiscal 1993 related to recurring capital expenditures for maintenance of the current facilities.

RESULTS OF OPERATIONS

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net Revenues
  Harveys Resort.............................................................  $  129,970  $  130,535  $  130,615
  Harveys Wagon Wheel........................................................      49,445      43,128      40,911
  Harveys Casino Hotel.......................................................      99,641      69,063          --
  Harveys Las Vegas Management Co............................................       4,507       5,023       1,669
  Corporate and Development..................................................          --          --           5
                                                                               ----------  ----------  ----------
    Total Net Revenues.......................................................  $  283,563  $  247,749  $  173,200
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating Income (Loss) (1)
  Harveys Resort.............................................................  $   23,674  $   23,585  $   21,575
  Harveys Wagon Wheel........................................................       9,848       8,652       5,031
  Harveys Casino Hotel.......................................................      17,630       8,016          --
  Harveys Las Vegas Management Co............................................       4,308       4,800       1,469
  Corporate and Development..................................................     (14,180)    (11,032)     (9,721)
                                                                               ----------  ----------  ----------
    Total Operating Income...................................................  $   41,280  $   34,021  $   18,354
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Adjusted EBITDA (2)
  Harveys Resort.............................................................  $   32,125  $   32,127  $   30,886
  Harveys Wagon Wheel........................................................      13,114      11,564      10,305
  Harveys Casino Hotel.......................................................      24,285      16,849          --
  Harveys Las Vegas Management Co............................................       4,507       5,021       1,635
  Corporate and Development..................................................     (10,984)    (10,959)     (7,746)
                                                                               ----------  ----------  ----------
    Total Adjusted EBITDA....................................................  $   63,047  $   54,602  $   35,080
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) The operating loss for Corporate and Development for fiscal year 1997 includes a write-off of business development costs of approximately $2.7 million. For fiscal year 1996 and fiscal year 1995, operating income includes approximately $4.1 million of pre-opening expenses relative to Harveys Casino Hotel and approximately $2.1 million of pre-opening expenses relative to Harveys Wagon Wheel, respectively.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For fiscal year 1997, EBITDA for Corporate and Development excludes the write-off of approximately $2.7 million of business development costs. For fiscal year 1996, Harveys Casino Hotel's EBITDA excludes approximately $4.1 million of pre-opening expenses. For fiscal year 1995, EBITDA for (a) Harveys Resort includes approximately $271,000 of life insurance benefits, (b) Harveys Wagon Wheel excludes approximately $2.1 million of pre-opening expenses, and (c) Corporate and Development includes approximately $2.0 million in life insurance benefits.

FISCAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1996

    The Company's consolidated net revenues for fiscal 1997 were $283.6 million, an increase of $35.9 million, or 14.5%, from the $247.7 million recorded in fiscal 1996. The improvement was substantially attributable to the $30.6 million increase in net revenues produced by Harveys Casino Hotel. Net revenues for fiscal 1997 from the Council Bluffs, Iowa property included a full twelve months of operations of the complete facility while fiscal 1996 included only eleven months of revenues from the riverboat casino and six full months of revenues from the land-based facilities. Net revenues from the Company's Lake Tahoe property declined by approximately $0.5 million, the result of adverse first quarter weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers. Mud slides triggered by the inclement weather closed U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Harveys Wagon Wheel experienced an increase in net revenues of $6.3 million, a substantial portion of which was recognized in the third and fourth quarters, after the opening of that property's new parking garage. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino decreased approximately $0.5 million, as a result of the sale of the Company's interest in the Hard Rock Hotel and Casino on October 24, 1997.

    CASINO. Fiscal 1997 casino revenues increased $30.2 million, up 16.2% from fiscal 1996 casino revenues of $186.4 million to $216.6 million. The twelve months of gaming activity in Iowa produced an increase of approximately $23.6 million in casino revenues compared to those produced at the Council Bluffs property during the initial eleven months of operations in fiscal 1996. The Company's Lake Tahoe property suffered a decline in casino revenues of approximately $0.8 million as a result of the adverse weather and road conditions experienced in the first quarter. Harveys Wagon Wheel produced an increase of approximately $7.4 million in casino revenues over the prior year comparable period. Casino costs and expenses increased for the comparable periods, up $13.8 million to $100.5 million for the current year period. The Council Bluffs casino accounted for $10.6 million of the increase while the Colorado operations accounted for approximately $4.3 million of the increase. The Lake Tahoe operations produced a $1.1 million improvement in casino costs due to lower payroll and related costs and the reduction of other operating costs in reaction to the lower casino volume resulting from the impact of the first quarter's adverse weather conditions.

    LODGING. Lodging revenues of $32.2 million for fiscal 1997 were up $3.5 million, or 11.9%, from fiscal 1996. The hotel facility in Council Bluffs, which opened at the end of May 1996, contributed an increase of $2.8 million in lodging revenues during 1997, accounting for the majority of the lodging revenues improvement. Lodging profits improved by approximately $1.7 million. The decline in lodging profit margins was the result of the contribution from the Council Bluffs hotel, which has a lower profit margin than the Lake Tahoe hotel, becoming a more significant part of lodging profits and of the increase in promotional costs at the Lake Tahoe hotel.

    FOOD AND BEVERAGE. Food and beverage revenues improved by 11.4%, up $4.5 million to $44.4 million. Food and beverage revenues from the Council Bluffs property, which included revenues from the land-based facilities for all of 1997, compared to six full months of the 1996 period, contributed an increase of approximately $6.3 million. That increase was offset by declines at Lake Tahoe, precipitated by the effects of adverse weather, and declines at Central City as the result of outsourcing, commencing the second quarter of fiscal 1996, the food service and a portion of the beverage service. Food and beverage profits and margins declined for the period-to-period comparison primarily as a result of the decision to attractively price the food and beverage offerings at the Council Bluffs property to attract local customers.

    OTHER REVENUES. Other revenues amounted to $11.8 million in fiscal 1997, including $4.5 million in management fees and the Company's 40% equity interest in the earnings from the Hard Rock Hotel and Casino, an improvement of $0.4 million from fiscal 1996. The improvement in other revenues was achieved despite the fact that the contribution from the Hard Rock Hotel and Casino was recognized for approximately 11 months of fiscal 1997 compared to a full year's contribution in fiscal 1996.

    SG&A, DEPRECIATION AND AMORTIZATION, NET INTEREST EXPENSE. Consolidated selling, general and administrative expense increased 10.2%, up $6.8 million to $73.9 million for fiscal 1997. The operations in Council Bluffs experienced an increase of approximately $5.0 million in selling, general and administrative expenses. The increase was attributable, in part, to the fact that the entire Council Bluffs facility was in operation for all of fiscal 1997 compared to eleven months and approximately six months of operations for the riverboat casino and land based facilities, respectively, in fiscal 1996. Additionally, the assessed value of the property was increased resulting in an increase in property taxes of approximately $0.9 million. Certain fees required to be paid on the basis of customer headcounts increased by approximately $1.8 million as the result of increases in the number of customers visiting the Council Bluffs property. The Lake Tahoe operations recognized an improvement in overall selling, general and administrative expenses of approximately $0.1 million from the fiscal 1996 period to the fiscal 1997 period. Selling, general and administrative expenses increased by $1.8 million at the Central City property as a result of an increase in promotional costs and a grand opening event promoting the new parking garage. Depreciation and amortization expenses increased by $2.6 million. The increase in depreciation was associated with the expanded facilities in Council Bluffs and the opening of the Central City parking garage. Interest expense, net of interest income and interest capitalized, increased by approximately $4.7 million to $18.9 million for fiscal 1997. The increase was attributable to the senior subordinated notes which were issued in May 1996, and to the effect of capitalizing approximately $2.6 million of interest in fiscal 1996 in connection with the construction of the Council Bluffs facilities compared to the effect of capitalizing approximately $0.4 million of interest in the current year in connection with the construction of the parking facility in Central City.

    BUSINESS DEVELOPMENT COSTS. In the fourth quarter of fiscal 1997, the Company reviewed and evaluated certain capitalized costs relative to business development efforts in specific geographical areas where there was a potential for approval of casino gaming. As a result of the review process, amounts previously capitalized with respect to real estate options, joint ventures, legal and other costs were written off or revalued. The amount expensed in the fourth quarter was approximately $2.7 million. The amount of such costs that continued to be deferred at November 30, 1997 was approximately $0.9 million.

    SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE. In the fourth quarter of fiscal 1997, the Company sold its 40% equity interest in HRHC and all of the Company's rights under a management agreement to manage the operations of the Hard Rock Hotel and Casino. The Company received $45.0 million cash for its equity interest and the rights under the management agreement and an additional $1.2 million cash in satisfaction of a note and other amounts due the Company at the time of the sale. The Company recognized a gain of approximately $27.4 million on the transaction.

    NET INCOME. Net income for fiscal 1997 amounted to approximately $30.8 million, including the after-tax gain of approximately $17.4 million attributable to the sale of the Company's interests in the Hard Rock Hotel and Casino and the after-tax write-down of approximately $1.7 million related to certain business development costs, compared to $11.3 million of net income for fiscal 1996.

FISCAL YEAR ENDED NOVEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1995

    The Company's net revenues for fiscal 1996 were $247.7 million, an increase of $74.5 million, or 43.0%, from the $173.2 million recorded in fiscal 1995. Of the increase, $69.1 million, or 92.6% of the total increase, was attributable to the first year of operations of Harveys Casino Hotel in Council Bluffs. Approximately $3.4 million of the net revenue increase was attributable to an increase in the combination of the management fees earned for the management of the Hard Rock Hotel and Casino in Las Vegas and the Company's 40% equity interest in the income of HRHC. The balance of the increase in net revenues was provided by operations of Harveys Wagon Wheel.

    CASINO. Fiscal 1996 casino revenues increased $65.0 million, up 53.6% from fiscal 1995 casino revenues of $121.4 million, to $186.4 million. The first year operations of Harveys Casino Hotel provided $62.6 million of the increase. While the Lake Tahoe operations accounted for $84.4 million, or 45.3% of consolidated casino revenues, the contribution to casino revenues from the northern Nevada property declined by 1.6%. The contribution from the Company's casino operations in the Colorado market improved by $3.7 million over the prior year. Casino costs and expenses also increased with the opening of Harveys Casino Hotel. While the Council Bluffs property accounted for 96.3% of the casino revenue growth, it also accounted for 86.8% of the growth in casino costs and expenses, up in total from $57.5 million in fiscal 1995 to $86.7 million in fiscal 1996.

    LODGING. Lodging revenues of $28.7 million for fiscal 1996 were up $3.2 million, or 12.7%, from fiscal 1995. Revenues from the 251-room Council Bluffs hotel operation provided nearly $2.3 million of the increase with an occupancy rate of 80.0% since its opening in late May 1996 through the end of fiscal 1996. Management's decision to price the Council Bluffs hotel rooms at an attractive rate was successful in attracting initial customers to the property. The 740-room hotel at the Lake Tahoe facility provided the balance of the lodging revenue increase due to an increase in occupancy from 76.9% in fiscal 1995 to 80.5% in fiscal 1996. As expected, due to the promotional pricing in Council Bluffs, total lodging costs and expenses increased at a higher rate than lodging revenue growth. The 740-room Lake Tahoe hotel operates at a greater economy of scale than the 251-room Council Bluffs hotel or the 118-room Central City hotel and commands a higher average daily rate while spreading necessary costs over a more extensive room base.

    FOOD AND BEVERAGE. Food and beverage revenues improved by 17.3%, up $5.9 million to $39.9 million. Approximately $6.5 million was provided by the new operations in Council Bluffs where the decision had been made to attractively price the food service to entice local customers to the property. The Lake Tahoe property experienced a 5.3% decline in the number of meals served but recognized an increase in the average guest check which resulted in flat food revenues at the property. Beverage revenues at Lake Tahoe improved by approximately $425,000. Food and beverage revenues at the Central City property declined approximately $1.1 million, primarily as the result of outsourcing the food service during the second half of fiscal 1996. As expected, food and beverage profit margins declined due to promotional pricing and the attendant higher cost-of-goods-sold percentage experienced in Council Bluffs.

    OTHER REVENUES. Other revenues amounted to $11.4 million in fiscal 1996, including $5.0 million from the combination of management fees and a 40% equity interest in the income from the Hard Rock Hotel and Casino. Other revenues in fiscal 1995 amounted to $8.0 million, including $1.7 million attributable to the Hard Rock Hotel and Casino, net of the Company's pro rata share of pre-opening expenses. Other expenses remained relatively flat in absolute dollars.

    SG&A, DEPRECIATION AND AMORTIZATION, NET INTEREST EXPENSE. Consolidated selling, general and administrative expenses increased 33.5%, up $16.9 million to $67.1 million for fiscal 1996. Approximately $17.7 million was attributable to the new operations in Council Bluffs. The offsetting savings of approximately $0.8 million represented a 5.1% decrease from comparable expenses in fiscal 1995 primarily as a result of reduced marketing costs at the Lake Tahoe property. Depreciation and amortization increased $4.1 million from fiscal 1995 to fiscal 1996. The 1996 depreciation charges associated with the Company's Council Bluffs property amounted to $4.7 million. All other operations recorded a decrease of nearly $0.6 million as a result of the value of fully depreciated and retired assets in fiscal 1996 exceeding the value of depreciable assets acquired. Interest expense, net of interest capitalized, increased $6.2 million, or 78.3%, from fiscal 1995 to fiscal 1996. This increase was attributable to Harveys Casino Hotel financing and the issuance of senior subordinated notes. In fiscal 1995, $1.1 million of interest was capitalized, primarily in conjunction with the construction of Harveys Casino Hotel in Council Bluffs. In fiscal 1996, an additional $2.6 million was capitalized in conjunction with that construction.

    PRE-OPENING EXPENSES. As a result of the opening of Harveys Casino Hotel in fiscal 1996, the Company recognized $4.1 million of pre-opening expenses. These charges had previously been incurred in connection with the development of that property and deferred until the facility opened. Approximately $2.1 million of such costs had been deferred through fiscal 1995 year end. In fiscal 1995 the Company recognized approximately $2.1 million of pre-opening expenses with the opening of Harveys Wagon Wheel. Extraordinary Item. In May 1996, the Company expensed the remaining unamortized debt issuance costs related to a $10 million note payable that was retired before maturity. In June 1996, the Company applied a portion of the net proceeds from the sale of senior subordinated notes to retire the note payable under a riverboat financing agreement and expensed the unamortized debt issuance cost related to that agreement. In July 1996, the Company retired subordinated notes issued in exchange for notes payable by HWW and recognized expense as the result of writing off the related debt issuance costs. These items are reflected in operating results as an extraordinary loss of approximately $0.5 million, net of income tax benefit.

    INCOME TAX PROVISION. The income tax provision for fiscal 1996 was unfavorably affected by the state income taxes applicable to the expansion of the Company's operations outside of the state of Nevada.

    NET INCOME. As a result of the above, net income for fiscal 1996 improved to $11.3 million from $9.3 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources have been cash flow from operations, and borrowings under various credit arrangements. Additionally, in fiscal year 1997, the Company received $46.2 million when it sold its interests in an unconsolidated affiliate and approximately $3.7 million from the sale of other assets.

    Cash flow from operations for fiscal year 1997 was approximately $44.6 million. On October 24, 1997 the Company received $45.0 million cash when it sold: (a) all of the capital stock of HRHC held by the Company, representing 40% of the then outstanding capital stock of HRHC, and (b) all of the Company's rights under a management agreement between HRHC and HLVMC relating to the management and operations of the Hard Rock Hotel and Casino. The Company also received approximately $1.2 million cash in satisfaction of a note and other amounts due the Company from HRHC as of October 24, 1997. Additionally, the Company sold, in separate transactions in fiscal year 1997, a note receivable from an unrelated party and the Company's airplane, realizing net proceeds of approximately $3.7 million from these transactions.

    During fiscal year 1997, the Company expended approximately $1.5 million in cash relative to construction payables and retentions associated with the construction of the hotel and convention center portion of Harveys Casino Hotel in Council Bluffs and expended approximately $7.6 million in cash relative to the construction of a parking garage at Harveys Wagon Wheel in Central City, Colorado. Additionally, the Company made cash payments for dividends of approximately $2.0 million during the period, incurred additional cash expenditures of approximately $16.9 million in connection with capital improvements and replacements and made net cash payments of approximately $33.3 million reducing the Company's outstanding borrowings.

    During fiscal year 1996, the Company completed the construction of the Council Bluffs project, expending $36.8 million in cash and financing the acquisition of the riverboat and equipment through a $20 million riverboat financing agreement. Additionally, the Company made cash payments for dividends of approximately $1.7 million during the year and incurred additional cash expenditures of approximately $11.6 million in connection with capital improvements and replacements at the operating properties and corporate offices.

    On April 30, 1996, the Company paid the holders of approximately $11.9 million of 12% subordinated notes payable by HWW (the"HWW Notes") $6 million in cash and issued an aggregate of $8 million in subordinated notes in exchange for all of the outstanding HWW Notes and unpaid interest accrued thereon (the "Debt Exchange"). On such date, the Company also exchanged 382,500 shares of the Company's common stock for: (a) 30% of the equity interests of HWW, (b) the rights to an approximately $3 million priority return from HWW, and (c) an option to acquire an additional 5% of the equity interests in HWW (the "Equity Exchange").

    On May 22, 1996, the Company completed its public debt offering of $150 million of 10 5/8% senior subordinated notes, due 2006 (the "Senior Subordinated Notes"). The proceeds, $145.5 million net of underwriting discounts and commissions, were used to: (a) pay off a $10 million note payable to a private investor, (b) retire the $19 million principal balance of the note payable under a riverboat financing agreement, (c) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued in the Debt Exchange, and (d) reduce the outstanding principal balance under a reducing revolving credit agreement with a consortium of banks (the "Credit Facility").

    During fiscal 1995, the Company's principal uses of funds were: (a) advances and investments of approximately $49.6 million to fund the development and construction of Harveys Casino Hotel in Council Bluffs, (b) investment of an additional $4.0 million in HRHC, (c) advances of an additional $7.3 million to complete the funding for the construction of Harveys Wagon Wheel, (d) dividend payments of approximately $1.5 million, and (e) pursuing additional expansion opportunities.

    The Company expects that its primary capital needs for fiscal 1998 will include: (a) approximately $16.8 million of capital replacements and improvements at the Company's current facilities, and (b) dividend payments and debt service.

    At November 30, 1997, the Company had approximately $55.0 million of cash and cash equivalents and a maximum borrowing capacity of approximately $113.8 million under the Credit Facility, subject to compliance with certain financial covenants.

    The Company's debt at November 30, 1997, including the current portion of approximately $633,000, amounted to $150.9 million and consisted of $150 million of Senior Subordinated Notes, $623,000 outstanding under HWW equipment financing notes payable to a financing company and approximately $230,000 of other debt.

    The Senior Subordinated Notes are governed by an indenture (the "Indenture") and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. The guaranteeing Restricted Subsidiaries are: (a) HCCMC, (b) HIMC, (c) HLVMC, and (d) HTMC.

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

    The Indenture contains certain covenants that impose limitation on, among other things (a) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrence of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at November 30, 1997.

    In September 1996, the Credit Facility was amended. Among other things the amendment: (a) extended the maturity date from August 16, 2000 to February 15, 2002, (b) extended the due dates of required repayments of principal, (c) modified the terms of certain financial covenants, and (d) reduced the maximum available principal balance to $115 million.

    At November 30, 1997 there were no outstanding borrowings under the Credit Facility. Letters of credit exposure, which reduces the amount available under the Credit Facility, was approximately $1.2 million and the maximum amount available was approximately $113.8 million, subject to compliance with financial covenants.

    In 1998, required repayments of principal under the Credit Facility, assuming maximum principal amounts are outstanding, total $11.5 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of: (a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCR Services Company, Inc. ("HCRSC"), a wholly-owned subsidiary of the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCRSC. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC and Reno Projects, Inc., a wholly-owned subsidiary of the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or the prime rate of Wells Fargo Bank, National Association ("Wells Fargo"), in each case plus an applicable margin. The applicable margins as of November 30, 1997 were 2.00% with respect to the LIBOR based interest rate, and 0.50%, with respect to the Wells Fargo prime rate based interest rate.

    The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (a) minimum tangible net worth,
(b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at November 30, 1997.

    The Company pays Wells Fargo an annual agency fee of $100,000 for its services as agent of the lenders under the Credit Facility and an annual non-usage fee of 3/8 of one percent to 1/2 of one percent of the average daily amount of the unused portions of funds committed under the Credit Facility, depending upon the applicable interest rate margins.

    The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations for the next twelve months, including: (a) capital improvements and replacements at the operating properties, and (b) dividend and debt service requirements. The existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, no assurance can be made that such financing would be available at terms acceptable to the Company, if at all.

    YEAR 2000. The Company has undertaken a review and evaluation of its existing computer systems to identify the systems affected by the year 2000 issue. The Company also is communicating with suppliers, financial institutions and others with which it does business to coordinate year 2000 conversion. Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the year 2000 and beyond.

    As a result of the review and evaluation completed to date, the Company expects to either modify or upgrade existing systems or to replace some systems altogether. Acquisitions of new systems will be capitalized. Modifications to existing systems necessary for year 2000 compliance will be expensed. The Company has not yet determined the total costs of modifications to systems, however, the Company believes that the incremental costs associated with this process will not have a material effect on the Company's results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 30.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

    For information required under Items 10, 11, 12 and 13, see the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 1998, which sections are hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        (1) Financial Statements.

        The consolidated financial statements of the Company are set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 30.

        (2) Financial Statement Schedules.

        Schedules have been omitted because they are not applicable, are not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

        (3) Exhibits are set forth in the "EXHIBIT INDEX" on page 57.

    (b) Reports on Form 8-K filed during the last quarter of fiscal 1997.

    On November 6, 1997 the Company filed a Current Report on Form 8-K, under
Item 2, Disposition of Assets, to report the October 24, 1997 sale of the Company's interests in the Hard Rock Hotel and Casino.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 1998.

                                HARVEYS CASINO RESORTS

                                By:            /s/ CHARLES W. SCHARER
                                     -----------------------------------------
                                                 Charles W. Scharer
                                               CHAIRMAN OF THE BOARD
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
                                  President, Chief
    /s/ CHARLES W. SCHARER        Executive Officer and
------------------------------    Director                   February 26, 1998
      Charles W. Scharer          (Principal Executive
                                  Officer)

   /s/ WILLIAM B. LEDBETTER
------------------------------  Vice Chairman of the Board   February 26, 1998
     William B. Ledbetter         and Director

                                Senior Vice President,
    /s/ JOHN J. MCLAUGHLIN        Chief Financial Officer
------------------------------    and                        February 26, 1998
      John J. McLaughlin          Treasurer (Principal
                                  Financial Officer)

      /s/ JOHN P. HEWITT        Corporate Controller
------------------------------    (Principal Accounting      February 26, 1998
        John P. Hewitt            Officer)

  /s/ RICHARD F. KUDRNA, SR.
------------------------------  Director                     February 26, 1998
    Richard F. Kudrna, Sr.

   /s/ JESSICA L. LEDBETTER
------------------------------  Director                     February 25, 1998
     Jessica L. Ledbetter

    /s/ KIRK B. LEDBETTER
------------------------------  Director                     February 26, 1998
      Kirk B. Ledbetter

       /s/ LUTHER MACK
------------------------------  Director                     February 26, 1998
         Luther Mack

   /s/ FRANKLIN K. RAHBECK
------------------------------  Director                     February 23, 1998
     Franklin K. Rahbeck

     /s/ EUGENE R. WHITE
------------------------------  Director                     February 23, 1998
       Eugene R. White

     /s/ RONALD R. ZIDECK
------------------------------  Director                     February 26, 1998
       Ronald R. Zideck

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Deloitte & Touche LLP, Independent Certified Public Accountants...............          31

Report of Grant Thornton LLP, Independent Certified Public Accountants..................          32

Consolidated Balance Sheets as of November 30, 1997 and 1996............................          33

Consolidated Statements of Income for the Years Ended November 30, 1997, 1996 and
  1995..................................................................................          34

Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 1997,
  1996 and 1995.........................................................................          35

Consolidated Statements of Cash Flows for the Years Ended November 30, 1997, 1996 and
  1995..................................................................................          36

Notes to Consolidated Financial Statements..............................................          37

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

We have audited the accompanying consolidated balance sheets of Harveys Casino Resorts and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada
January 9, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Harveys Casino Resorts

    We have audited the accompanying consolidated statement of income, stockholders' equity, and cash flows of Harveys Casino Resorts for the year ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Harveys Casino Resorts' operations and its consolidated cash flows for the year ended November 30, 1995, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Reno, Nevada
January 12, 1996

                             HARVEYS CASINO RESORTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    NOVEMBER 30,
                                          ---------------------------------
                                               1997              1996
                                          ---------------   ---------------
Current assets
  Cash and cash equivalents.............  $    55,034,861   $    21,121,376
  Accounts receivable, net of allowances
  for doubtful accounts of $100,724 and
  $288,093..............................        5,263,837         8,760,106
  Inventories...........................        3,658,746         3,320,897
  Prepaid expenses and other current
  assets................................        3,446,870         4,461,531
  Deferred income taxes.................          651,965         3,483,912
                                          ---------------   ---------------
    Total current assets................       68,056,279        41,147,822
                                          ---------------   ---------------
                                          ---------------   ---------------
Property and equipment
  Land..................................       20,717,863        20,670,975
  Buildings and improvements............      260,327,007       247,968,009
  Leasehold improvements................       21,191,721        20,802,147
  Equipment, furniture and fixtures.....      144,126,256       135,535,533
  Construction in progress..............           16,791         2,908,129
                                          ---------------   ---------------
                                              446,379,638       427,884,793
  Less: Accumulated depreciation and
  amortization..........................     (128,109,637)     (112,976,595)
                                          ---------------   ---------------
                                              318,270,001       314,908,198
                                          ---------------   ---------------
  Notes receivable-related parties......        1,875,765         2,071,163
                                          ---------------   ---------------
  Notes receivable--other...............               --         2,796,715
                                          ---------------   ---------------
  Other assets..........................       15,263,376        17,606,509
                                          ---------------   ---------------
  Investment in unconsolidated
  affiliate.............................               --        15,237,480
                                          ---------------   ---------------
    Total assets........................  $   403,465,421   $   393,767,887
                                          ---------------   ---------------
                                          ---------------   ---------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.....  $       633,354   $     2,752,799
  Accounts and contracts payable........        5,990,363         9,542,590
  Income taxes payable..................        7,056,237                --
  Accrued expenses......................       20,945,046        17,139,810
                                          ---------------   ---------------
    Total current liabilities...........       34,625,000        29,435,199

  Long-term debt, net of current
  portion...............................      150,220,304       181,353,658
  Deferred income taxes.................       23,022,615        19,339,319
  Other liabilities.....................       16,239,952        13,876,639
                                          ---------------   ---------------
    Total liabilities...................      224,107,871       244,004,815
Commitments and contingencies (see note
  8)
Stockholders' equity
  Preferred stock, $.01 par value;
  5,000,000 shares authorized; none
  issued................................               --                --
  Common stock, $.01 par value;
  30,000,000 shares authorized; issued
  9,853,488 and 9,818,322...............           98,535            98,183
Additional paid-in capital and other....       39,191,390        38,634,439
Treasury stock, at cost; 12,516 shares
  and 10,036 shares.....................         (199,672)         (151,276)
Deferred compensation...................         (148,069)         (425,187)
Retained earnings.......................      140,415,366       111,606,913
                                          ---------------   ---------------
    Total stockholders' equity..........      179,357,550       149,763,072
                                          ---------------   ---------------
    Total liabilities and stockholders'
    equity..............................  $   403,465,421   $   393,767,887
                                          ---------------   ---------------
                                          ---------------   ---------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED NOVEMBER 30,
                                          ---------------------------------------------------
                                               1997              1996              1995
                                          ---------------   ---------------   ---------------
Revenues
  Casino................................  $   216,564,140   $   186,368,776   $   121,368,981
  Lodging...............................       32,175,206        28,745,686        25,499,036
  Food and beverage.....................       44,405,880        39,851,616        33,969,834
  Other.................................        7,276,772         6,402,770         6,287,024
  Management fees and joint venture.....        4,507,159         5,023,381         1,668,934
  Less: Casino promotional allowances...      (21,365,746)      (18,643,497)      (15,593,778)
                                          ---------------   ---------------   ---------------
    Total net revenues..................      283,563,411       247,748,732       173,200,031
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------
Costs and expenses
  Casino................................      100,500,468        86,732,228        57,519,779
  Lodging...............................       13,373,681        11,677,166         9,458,539
  Food and beverage.....................       29,886,093        24,796,962        20,280,268
  Other operating.......................        2,811,332         2,812,983         2,837,956
  Selling, general and administrative...       73,945,020        67,126,744        50,269,869
  Depreciation and amortization.........       19,077,058        16,482,145        12,332,956
  Business development costs............        2,689,875                --                --
  Pre-opening expenses..................               --         4,099,490         2,146,667
                                          ---------------   ---------------   ---------------
    Total costs and expenses............      242,283,527       213,727,718       154,846,034

Operating income........................       41,279,884        34,021,014        18,353,997
                                          ---------------   ---------------   ---------------
Other income (expense)
  Interest income.......................          509,620           903,975           950,525
  Interest expense......................      (19,401,110)      (15,098,509)       (8,910,714)
  Gain on sale of interests in
  unconsolidated affiliate..............       27,422,228                --                --
  Life insurance benefits...............               --                --         2,245,520
  Other, net............................         (137,448)         (221,048)          605,933
                                          ---------------   ---------------   ---------------
    Total other income (expense)........        8,393,290       (14,415,582)       (5,108,736)
                                          ---------------   ---------------   ---------------
Income before income taxes and
  extraordinary item....................       49,673,174        19,605,432        13,245,261
Income tax provision....................      (18,898,553)       (7,791,497)       (3,900,000)
                                          ---------------   ---------------   ---------------
Income before extraordinary item........       30,774,621        11,813,935         9,345,261
Loss on early retirement of debt, net of
  taxes.................................               --          (521,705)               --
                                          ---------------   ---------------   ---------------
Net income..............................  $    30,774,621   $    11,292,230   $     9,345,261
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------
Net income per common share
  Income before extraordinary item......  $          3.13   $          1.22   $          0.99
  Extraordinary item....................               --             (0.06)               --
                                          ---------------   ---------------   ---------------
  Net income............................  $          3.13   $          1.16   $          0.99
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------
Weighted average common shares
  outstanding...........................        9,843,871         9,698,500         9,456,051
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       YEARS ENDED NOVEMBER 30,
                                          ---------------------------------------------------
                                               1997              1996              1995
                                          ---------------   ---------------   ---------------
Common stock
  Balance at beginning of year
    Shares: 9,818,322 in 1997, 9,402,657
    in 1996, and 9,348,823 in 1995......  $        98,183   $        94,026   $        93,488
  Issuance of restricted stock, Shares:
  1,500 in 1996 and 50,500 in 1995......               --                15               505
  Issuance of stock in acquisition of
  minority interest of subsidiary
    Shares: 382,500 in 1996.............               --             3,825                --
  Stock options exercised, Shares:
  35,166 in 1997, 31,665 in 1996 and
    3,334 in 1995.......................              352               317                33
                                          ---------------   ---------------   ---------------
  Balance at end of year, Shares:
  9,853,488 in 1997, 9,818,322 in 1996
  and 9,402,657 in 1995.................           98,535            98,183            94,026
                                          ---------------   ---------------   ---------------
Additional Paid-in capital and other
  Balance at beginning of year..........       38,634,439        31,419,882        30,511,349
  Issuance of restricted stock..........               --            26,798           969,245
  Issuance of stock in acquisition of
  minority interest of subsidiary,
    net of issuance costs of $507,098...               --         6,660,952                --
  Stock options exercised...............          531,920           447,568            43,558
  Other.................................           25,031            79,239          (104,270)
                                          ---------------   ---------------   ---------------
  Balance at end of year................       39,191,390        38,634,439        31,419,882
                                          ---------------   ---------------   ---------------

Treasury Stock
  Balance at beginning of year..........         (151,276)          (79,733)          (28,765)
  Forfeiture of restricted stock........          (40,250)          (49,000)          (24,500)
  Acquisition of treasury stock.........           (8,146)          (22,543)          (26,468)
                                          ---------------   ---------------   ---------------
  Balance at end of year................         (199,672)         (151,276)          (79,733)
                                          ---------------   ---------------   ---------------
Deferred Compensation
  Balance at beginning of year..........         (425,187)       (1,196,828)       (1,181,719)
  Issuance of restricted stock..........               --           (26,814)         (969,750)
  Amortization of deferred
  compensation..........................          236,868           749,455           930,141
  Forfeiture of restricted stock........           40,250            49,000            24,500
                                          ---------------   ---------------   ---------------
  Balance at end of year................         (148,069)         (425,187)       (1,196,828)
                                          ---------------   ---------------   ---------------
Retained Earnings
  Balance at beginning of year..........      111,606,913       102,063,739        94,216,595
  Net income............................       30,774,621        11,292,230         9,345,261
  Cash dividends declared...............       (1,966,168)       (1,749,056)       (1,498,117)
                                          ---------------   ---------------   ---------------
  Balance at end of year................      140,415,366       111,606,913       102,063,739
                                          ---------------   ---------------   ---------------
  Total Stockholders' Equity............  $   179,357,550   $   149,763,072   $   132,301,086
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED NOVEMBER 30,
                                          ---------------------------------------------------
                                               1997              1996              1995
                                          ---------------   ---------------   ---------------
Cash flows from operating activities
Net income..............................  $    30,774,621   $    11,292,230   $     9,345,261
Adjustments to reconcile net income to
  net cash provided by operating
  activities
  Depreciation and amortization.........       19,077,058        16,482,145        12,332,956
  Gain on sale of interests in
  unconsolidated affiliate..............      (27,422,228)               --                --
  Equity in (income) loss of
  unconsolidated affiliate..............       (1,665,880)       (1,720,710)          731,724
  Amortization of deferred
  compensation..........................          236,868           749,455           930,141
  Amortization of debt issuance costs...        1,042,668         1,719,218           331,417
  Deferred income taxes.................        6,515,243         2,439,759           352,320
  Other.................................          162,369           126,726          (588,078)
  (Increase) decrease in assets
    Accounts receivable, net............        2,984,090        (1,020,290)       (5,111,091)
    Inventories.........................         (369,346)         (750,456)          116,986
    Prepaid expenses and other current
    assets..............................         (235,227)        1,388,880          (289,594)
    Other assets........................           74,573          (315,760)       (4,816,950)
  Increase (decrease) in liabilities
    Accounts and contracts payable......          236,936         2,897,695         1,014,726
    Accrued expenses....................        4,433,595         5,285,369         4,808,098
    Income taxes payable................        7,056,237                --          (259,510)
    Other liabilities...................        1,734,973         1,193,685           695,705
                                          ---------------   ---------------   ---------------
      Net cash provided by operating
      activities........................       44,636,550        39,767,946        19,594,111
                                          ---------------   ---------------   ---------------
Cash flows from investing activities
  Proceeds from disposition of assets...        3,716,157           198,920           220,455
  Capital expenditures..................      (22,531,641)      (51,395,297)      (66,897,927)
  Proceeds from sale of marketable
  securities............................          498,032         1,833,202           300,000
  Purchase of marketable securities.....          (27,751)         (132,592)         (159,498)
  Purchase of notes and accrued interest
  of consolidated subsidiary............               --        (6,000,000)               --
  Investment in unconsolidated
  affiliate.............................               --                --        (4,000,500)
  Loan to unconsolidated affiliate......               --          (200,000)               --
  Advances to employees.................         (173,510)               --          (184,949)
  Proceeds from notes receivable........          168,910           193,608           289,482
  Proceeds from sale of interests in
  unconsolidated affiliate..............       46,226,920                --                --
  Decrease in construction payables.....       (3,448,828)               --                --
                                          ---------------   ---------------   ---------------
      Net cash provided by (used in)
      investing activities..............       24,428,289       (55,502,159)      (70,432,937)
                                          ---------------   ---------------   ---------------
Cash flows from financing activities
  Net borrowings under short-term credit
  agreements............................         (340,335)         (335,019)          281,099
  Proceeds from long-term debt..........       11,013,876       245,900,000       181,436,932
  Principal payments on long-term
  debt..................................      (44,266,675)     (210,835,153)     (124,736,101)
  Dividends paid........................       (1,966,168)       (1,749,056)       (1,498,117)
  Debt issuance costs...................         (116,178)       (7,043,342)       (1,615,419)
  Stock options exercised...............          532,272           447,885            43,591
  Acquisition of treasury stock.........           (8,146)          (22,543)          (26,468)
                                          ---------------   ---------------   ---------------
      Net cash provided by (used in)
      financing activities..............      (35,151,354)       26,362,772        53,885,517
                                          ---------------   ---------------   ---------------
Increase in cash and cash equivalents...       33,913,485        10,628,559         3,046,691
Cash and cash equivalents at beginning
  of year...............................       21,121,376        10,492,817         7,446,126
                                          ---------------   ---------------   ---------------
Cash and cash equivalents at end of
  year..................................  $    55,034,861   $    21,121,376   $    10,492,817
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------
Supplemental disclosure of cash flows
  information
  Cash paid for interest, net of amounts
  capitalized...........................  $    18,426,216   $    15,775,000   $     6,602,000
  Cash paid for income taxes............        3,429,087         6,068,000         4,600,000
Supplemental schedule of non-cash
  investing and financing activities
  Property and equipment acquired on
  contracts and trade payables..........               --        22,303,908         7,520,305
  Acquisition of minority interest in
  subsidiary
    Fair value of net assets acquired...               --         5,480,971                --
    Minority interest...................               --         1,690,904                --
    Common stock issued.................               --        (7,171,875)               --
  Subordinated notes issued in
  acquisition of notes and
    accrued interest of subsidiary......               --         8,000,000                --

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

    Harveys Casino Resorts and subsidiaries (the "Company") is engaged in the casino entertainment industry. In 1996, the Company formed a wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ("HTMC"), to own and operate the Company's resort on the south shore of Lake Tahoe, Nevada. On May 22, 1997, HTMC was licensed by the Nevada gaming authorities and, on June 1, 1997, the Company transferred the ownership of Harveys Resort Hotel/Casino to HTMC. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ("HCCMC"), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until April 30, 1996, the Company, through HCCMC, owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owned Harveys Wagon Wheel Hotel/Casino. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. On June 1, 1997, the Company contributed its 30% interest in HWW to HCCMC. Subsequently, HWW was liquidated and HCCMC became the sole owner and operator of Harveys Wagon Wheel Hotel/Casino. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ("HLVMC"), owned 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997 the Company sold its 40% equity interest and its interest in the management contract to HRHC (see Note 10). Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC"), is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

    The consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly-owned subsidiaries. In consolidating, all significant intercompany accounts and transactions have been eliminated. Investments in an unconsolidated affiliate are stated at cost adjusted by the Company's equity in undistributed earnings or losses of the affiliate.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and in banks, interest bearing deposits and highly liquid debt instruments purchased with initial maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

INVENTORIES

    Inventories consist primarily of operating supplies and food and beverage stock and are stated at the lower of weighted-average cost or market.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, EQUIPMENT AND DEPRECIATION

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

                                                                    15 to 45
Buildings and improvements...................................          years
Riverboat....................................................       20 years
Leasehold improvements.......................................  5 to 30 years
Equipment, furniture and fixtures............................  5 to 10 years

UNAMORTIZED LOAN COSTS AND DEBT ISSUANCE COSTS

    Loan costs incurred in connection with a reducing revolving credit agreement are amortized to interest expense over the term of the loan on a straight-line method. Debt issuance costs associated with the Company's senior subordinated notes are amortized to interest expense over the term of the notes on the interest method.

FUTURE DEVELOPMENT COSTS

    The Company capitalizes costs associated with new gaming projects until (a) the project is no longer considered viable and the costs are expensed, or (b) the likelihood of the project is relatively certain and the costs are reclassified to pre-opening and expensed when operations commence. Capitalized future development costs, relating to potential new gaming projects, of approximately $907,000 and $1,427,000 as of November 30, 1997 and 1996, respectively, are included on the accompanying balance sheet as other assets. During the fourth quarter of 1997, the Company expensed approximately $2.7 million of future business development costs.

PRE-OPENING EXPENSES

    Pre-opening expenses are associated with the acquisition, development and opening of the Company's new casino resorts. These amounts are expensed when the casino commences operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are nonrecurring in nature. In 1996, approximately $4.1 million was expensed in conjunction with the Company's opening of the Harveys Casino Hotel project in Council Bluffs, Iowa.

    Approximately $2.1 million was expensed in fiscal 1995 in conjunction with the Company's opening of Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Additionally, the Company's equity in the loss of the Hard Rock Hotel and Casino for fiscal year 1995 included the Company's share of approximately $4.5 million in pre-opening expenses.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASINO REVENUES AND PROMOTIONAL ALLOWANCES

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

                                                                               YEARS ENDED NOVEMBER 30,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Hotel...............................................................  $   2,743,124  $   2,454,401  $   1,707,465
Food and beverage...................................................     10,871,776      9,805,175      8,566,136
Other...............................................................         63,505         51,782         53,527
                                                                      -------------  -------------  -------------
                                                                      $  13,678,405  $  12,311,358  $  10,327,128
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109--ACCOUNTING FOR INCOME TAXES. The following basic principles are applied in accounting for income taxes: (a) a current liability or asset is recognized for the estimated taxes payable or refundable for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law, the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

NET INCOME PER COMMON SHARE

    Net income per common share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

    Fully diluted earnings per share amounts are substantially the same as primary earnings per share amounts for the years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. When practicable, the following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

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

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    It is estimated that the carrying amounts of the Company's financial instruments approximate fair value at November 30, 1997.

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

LONG-LIVED ASSETS

    In accordance with the provisions of SFAS No. 121--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews the carrying amount of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews have not had a material effect on the Company's results of operations or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128--EARNINGS PER SHARE, which (a) simplifies current standards by eliminating the presentation of primary earnings per share ("EPS") and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution, (b) requires companies with complex capital structures to present basic and diluted EPS on the face of the income statement, and (c) eliminates the modified treasury stock method of computing potential shares. SFAS No. 128 will be effective for the Company beginning December 1, 1997, including interim periods ending after that date. On adoption, restatement of all prior-period EPS data presented will be required. Basic EPS, calculated in accordance with the provisions of SFAS No. 128, are as follows: 1997, $3.13 per share; 1996, $1.22 per share before extraordinary item, $(0.05) per share for the extraordinary item and $1.17 per share after the extraordinary item; 1995, $1.00 per share. Diluted EPS, calculated in accordance with the provisions of SFAS No. 128, are the same as those presented in the financial statements.

                             HARVEYS CASINO RESORTS

    The FASB has issued SFAS No. 131--DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (a) that engages in business activities from which it earns revenues and incurs expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on net income.

2. ACCRUED EXPENSES

    Accrued expenses consist of the following as of:

                                                                                             NOVEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Provision for progressive jackpot payouts..........................................  $   1,458,571  $   1,355,382
Accrued interest...................................................................        174,706        242,480
Accrued salaries, wages and other employee benefits................................      8,301,094      7,131,230
Accrued taxes other than income taxes..............................................      4,462,947      2,066,110
Self-funded workers' compensation and medical claims accrual.......................      2,368,755      1,640,617
Outstanding gaming chips and tokens................................................        870,159      1,613,158
Race and sports book futures and unclaimed winners.................................        808,903        754,279
Other accrued liabilities..........................................................      2,499,911      2,336,554
                                                                                     -------------  -------------
                                                                                     $  20,945,046  $  17,139,810
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             HARVEYS CASINO RESORTS

3. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                                                            NOVEMBER 30,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
10 5/8% senior subordinated notes, due 2006......................................  $  150,000,000  $  150,000,000
Banks and others--
  Note payable to banks..........................................................              --      30,500,000
  Notes payable to financing company.............................................         623,387       3,367,226
  Other..........................................................................         230,271         239,231
                                                                                   --------------  --------------
                                                                                      150,853,658     184,106,457
  Less current portion...........................................................         633,354       2,752,799
                                                                                   --------------  --------------
                                                                                   $  150,220,304  $  181,353,658
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Aggregate annual maturities of long-term debt, based on amounts borrowed as of November 30, 1997, are as follows:

YEARS ENDING NOVEMBER 30,
--------------------------------------------------------------------
1998................................................................      $        633,354
1999................................................................                11,089
2000................................................................                12,336
2001................................................................                13,724
2002................................................................                15,268
2003 and thereafter.................................................           150,167,887
                                                                             -------------
                                                                          $    150,853,658
                                                                             -------------
                                                                             -------------

10 5/8% SENIOR SUBORDINATED NOTES, DUE 2006

    On May 22, 1996 the Company issued and sold, pursuant to an underwritten public offering, $150 million in aggregate principal amount of 10 5/8% senior subordinated notes due 2006 (the "Senior Subordinated Notes").

    The Senior Subordinated Notes are governed by an indenture (the "Indenture") and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. The guaranteeing Restricted Subsidiaries are HCCMC, HIMC, HLVMC and HTMC. Separate financial statements of the guaranteeing Restricted Subsidiaries have not been included because management has determined that they are not material to investors.

    Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Subordinated Notes will mature on June 1, 2006. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest to 100% of the

                             HARVEYS CASINO RESORTS

3. LONG-TERM DEBT (CONTINUED)
principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

    The Indenture contains certain covenants that impose limitations on, among other things: (a) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends in excess of regular quarterly dividends which are not to exceed $500,000 per quarter, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (each as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrence of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at November 30, 1997.

NOTE PAYABLE TO BANKS

    The Company is party to a reducing revolving credit agreement with a consortium of banks (the "Credit Facility"). As of November 30, 1997, under the Credit Facility, the Company could borrow up to a maximum available principal balance of $115 million. The maximum available under the Credit Facility is reduced by the advanced but unpaid principal balance and by any letter of credit exposure. The advanced but unpaid principal balance at November 30, 1997 and 1996 was zero and $30.5 million, respectively. Outstanding letters of credit amounted to approximately $1.2 million at November 30, 1997. The note payable under the Credit Facility matures in February 2002. Until then, the annual year-end maximum principal balances are as follows:

NOVEMBER 30,
------------------------------------------------------------------------------
1998..........................................................................  $  103,500,000
1999..........................................................................      92,000,000
2000..........................................................................      74,750,000
2001..........................................................................      57,500,000

    The Company pays quarterly fees at an annual rate varying from three-eights of one percent (0.375%) to one-half of one percent (0.5%) on the unborrowed maximum principal balance depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The rate in effect at November 30, 1997 was 0.425%.

    Interest is due and payable monthly and is provided at the higher of the prime rate or the Federal Funds Rate plus one-half of one percent (0.5%), plus an applicable margin. However, in accordance with the terms of the Credit Facility, the Company has the option to cause a portion, or all, of the outstanding principal balance to accrue interest at a rate equal to the London Inter-Bank Offering Rate ("LIBOR") plus an applicable margin. In each case, the applicable margin is determined by reference to the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The applicable margins at November 30, 1997 were 2.0%, with respect to LIBOR-based borrowings, and 0.5%, with respect to prime rate borrowings.

                             HARVEYS CASINO RESORTS

3. LONG-TERM DEBT (CONTINUED)

    The Credit Facility is secured by all of the real and personal property of:
(a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCR Services Company, Inc. ("HCRSC"), a Nevada corporation, which is wholly owned by the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCRSC. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC, and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company.

    The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (a) minimum tangible net worth,
(b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at November 30, 1997.

NOTES PAYABLE TO FINANCING COMPANY

    HWW entered into an equipment financing agreement with a financing company to finance the acquisition of up to $7.5 million of gaming and associated equipment. The obligations to repay the outstanding principal balances of the secured notes under the equipment financing agreement have been assumed by HCCMC and, as of November 30, 1997 were approximately $191,000 and $432,000. The notes are secured by the equipment acquired and are payable in monthly payments of approximately $194,000 and $56,000 including interest that accrues at a rate of 12.15% per annum. The notes will mature in December 1997 and July 1998, respectively.

4. OPERATING LEASE COMMITMENTS

    The Company's future minimum lease commitments under noncancellable operating leases (principally for land) as of November 30, 1997 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------------------------------------------------------------
1998...........................................................................  $   2,668,801
1999...........................................................................      2,603,438
2000...........................................................................      2,515,615
2001...........................................................................      2,358,919
2002...........................................................................      2,296,670
2003 and thereafter............................................................     94,717,473

    Certain leases included above have provisions which require periodic increases in the rental payments based upon the consumer price index as of certain dates. In addition, annual lease payments under an obligation on a land lease are based upon an escalating percentage of gross gaming revenues or all net revenues, whichever calculation is greater, of Harveys Resort Hotel/Casino. The percentages applicable to gross gaming revenues and all net revenues in fiscal 1998 will be 3.25% and 2.15%, respectively. In fiscal 1999 the percentages increase to 3.35% and 2.25%, respectively, and in fiscal 2000 and years thereafter the percentages are 3.5% and 2.35%, respectively. The actual rent paid is the greater of the rent calculated as a percentage or a minimum rent, as adjusted for the consumer price index. In 1997, the expiration of this

                             HARVEYS CASINO RESORTS

4. OPERATING LEASE COMMITMENTS (CONTINUED) land lease was extended to the year 2045. For 1997, 1996 and 1995, the Company recognized rental expense in connection with the land lease of approximately $3.0 million, $3.1 million and $3.1 million, respectively, which includes approximately $789,000, $655,000 and $740,000, respectively, above the minimum rental amounts. Total rental expense recognized for 1997, 1996 and 1995 amounted to approximately $3.7 million, $3.7 million and $3.6 million, respectively.

    The Company is also a lessor on several noncancellable lease agreements. Of the rental income recognized for the years ended November 30, 1997, 1996 and 1995, approximately $118,000, $77,000 and $85,000, respectively, represents rents received as a percentage of gross receipts. The remaining amounts are attributable to specified minimum rent. Future minimum payments due to the Company under these noncancellable lease agreements are as follows:

YEARS ENDING NOVEMBER 30,
--------------------------------------------------------------------------------
1998............................................................................  $  1,315,441
1999............................................................................       437,656
2000............................................................................       395,493
2001............................................................................       310,143
2002............................................................................        78,525

5. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                                YEARS ENDED NOVEMBER 30,
                                                                        -----------------------------------------
                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Current...............................................................  $  12,383,310  $  5,484,923  $  3,547,680
Deferred..............................................................      6,515,243     2,306,574       352,320
                                                                        -------------  ------------  ------------
Income tax provision before extraordinary item........................     18,898,553     7,791,497     3,900,000
Income tax benefit of extraordinary item..............................             --      (334,497)           --
                                                                        -------------  ------------  ------------
Income tax provision..................................................  $  18,898,553  $  7,457,000  $  3,900,000
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

    The difference between the Company's provision for income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of pre-tax earnings.

                                                                                         YEARS ENDED NOVEMBER 30,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Federal income tax at the statutory rate............................................       35.0%      35.0%      35.0%
Non-deductible expenses.............................................................        1.2        0.8        0.7
Tax credits.........................................................................       (0.5)      (1.1)      (1.2)
Nontaxable life insurance benefits..................................................         --         --       (5.3)
State income tax, net of federal benefit............................................        1.7        1.9         --
Other, net..........................................................................        0.6        3.1        0.2
                                                                                      ---------  ---------  ---------
                                                                                           38.0%      39.7%      29.4%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                             HARVEYS CASINO RESORTS

5. INCOME TAXES (CONTINUED)
    The components of the deferred income tax assets and liabilities as presented in the consolidated balance sheets, are as follows at November 30:

                                                                                         1997            1996
                                                                                    --------------  --------------
DEFERRED TAX ASSET
Accrued compensation..............................................................  $    5,025,651  $    4,513,769
Other accrued expenses............................................................         702,304       2,401,454
                                                                                    --------------  --------------
                                                                                         5,727,955       6,915,223
DEFERRED TAX LIABILITY
Property and equipment............................................................     (28,098,605)    (22,770,630)
                                                                                    --------------  --------------
Net deferred tax liability........................................................  $  (22,370,650) $  (15,855,407)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Current deferred asset............................................................  $      651,965  $    3,483,912
Noncurrent deferred liability.....................................................     (23,022,615)    (19,339,319)
                                                                                    --------------  --------------
Net deferred tax liability........................................................  $  (22,370,650) $  (15,855,407)
                                                                                    --------------  --------------
                                                                                    --------------  --------------

    In 1997 the Internal Revenue Service completed examinations of the Company's federal income tax returns for fiscal years 1995 and 1994. No significant adjustments were made to the Company's income tax liability or income tax provision as a result of the examinations.

6. STOCK-BASED COMPENSATION

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

    Stock options may be granted alone or in addition to other awards or in tandem with stock appreciation rights. The exercise price of stock options granted under the Plans is established by the Committee, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The term of each stock option will be fixed by the Committee. However, the term of any stock option may not exceed ten years. Stock options granted under the Plans generally vest ratably over a three year period from the date of grant.

    In May 1997, the Board of Directors of the Company authorized the repricing of certain stock options. The repricing resulted in the cancellation of stock options to purchase 498,880 shares and the issuance of

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
stock options to purchase 498,880 shares. The stock options were issued with an exercise price equal to the market value of the common stock on the date of repricing. The repriced options will vest 33 1/3% on each of the next three anniversaries of the grant.

    Stock appreciation rights entitle the holder to receive in cash an amount equal to the excess of the fair market value of common stock on the date of exercise over the fair market value of common stock on the date of grant. A stock appreciation right may be exercised at any time following the date which is six months after the date of grant, but not prior to the exercisability of any stock option with which it is granted in tandem. As of November 30, 1997, no stock appreciation rights had been granted.

    Restricted stock grants are awards of shares of common stock granted subject to such restrictions, terms and conditions as the Committee deems appropriate. The Committee determines the number of restricted shares to be granted and may impose different terms and conditions on any particular restricted share grant made to any employee. The Company has granted a total of 228,500 shares of restricted common stock. Of the restricted shares granted, in each case, 25% of the shares vested immediately as of the date of the grant and vest an additional 25% on each of the next three anniversaries of the grant. As of November 30, 1997, grantees of the restricted shares had forfeited 8,375 shares pursuant to terms of the Plans. The Company has recognized approximately $ 237,000, $750,000, and $930,000 as compensation expense in 1997, 1996, and 1995, respectively.

    At November 30, 1997, 177,469 shares of the Company's common stock were available for grant under the Plans.

1993 NON-EMPLOYEE DIRECTORS' STOCK OPTION PROGRAM

    In November 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Program (the "Program") whereby each currently serving non-employee director was granted an option to purchase 4,500 shares of the Company's common stock, and will be granted an option to purchase 1,500 shares of common stock immediately following each annual meeting. Each new non-employee director receives a grant of an option to purchase 4,500 shares of the Company's common stock immediately after the first annual meeting of shareholders after any such director is elected or appointed to the Board of Directors and will receive an option to purchase 1,500 shares of common stock immediately following each subsequent annual meeting. The options granted will vest 33 1/3% on the date of grant and 33 1/3% on each of the next two anniversaries of grant. The exercise price will be the fair market value of the common stock on the date of grant. A total of 60,000 shares have been reserved for issuance under this plan.

STOCK OPTIONS PURSUANT TO EMPLOYMENT CONTRACTS

    Two of the Company's directors, who are also employees, have been granted options, outside of the Plans or the Program, to purchase 15,000 and 12,500 shares of the Company's common stock, respectively. The stock options were granted in November 1993 pursuant to employment contracts and in anticipation of the Company's initial public offering in February 1994. The stock options have an exercise price of $14.00 per share. None of the stock options have been exercised. All of the stock options are currently exercisable and expire ten years from the date of grant.

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
    The following table summarizes information relative to stock options granted, exercised, canceled, outstanding and exercisable under the various plans discussed above:

                                                                                                 WEIGHTED-AVERAGE
                                                                                      OPTIONS     EXERCISE PRICE
                                                                                     ----------  -----------------
Options outstanding at December 1, 1994............................................     413,000      $   14.00
Options granted....................................................................     125,200          19.21
Options canceled...................................................................      15,434          13.74
Options exercised..................................................................       3,334          13.07
                                                                                     ----------         ------
Options outstanding at November 30, 1995...........................................     519,432      $   15.32
Options granted....................................................................     413,580          18.90
Options canceled...................................................................      21,834          13.81
Options exercised..................................................................      31,665          14.14
                                                                                     ----------         ------
Options outstanding at November 30, 1996...........................................     879,513      $   16.96
Options granted....................................................................     684,193          16.48
Options canceled...................................................................     513,080          19.04
Options exercised..................................................................      35,166          13.77
                                                                                     ----------         ------
Options outstanding at November 30, 1997...........................................   1,015,460      $   15.69
                                                                                     ----------
                                                                                     ----------
Options exercisable at November 30, 1995...........................................     274,166      $   14.00
Options exercisable at November 30, 1996...........................................     476,042          15.13
Options exercisable at November 30, 1997...........................................     377,583          14.35

    The following table provides additional information relative to stock options outstanding at November 30, 1997:

                        OPTIONS OUTSTANDING
                  --------------------------------
                                 WEIGHTED-AVERAGE
                                 REMAINING            OPTIONS EXERCISABLE
                                 CONTRACTUAL         ---------------------
                                  LIFE    WEIGHTED-AVERAGE        WEIGHTED-AVERAGE
    RANGE OF         NUMBER        IN     EXERCISABLE   NUMBER    EXERCISABLE
EXERCISE PRICES   OUTSTANDING    YEARS    PRICE      EXERCISABLE  PRICE
----------------  ------------   ------   --------   ----------   --------
$12.44 - $16.25       339,367     6.17    $ 14.04      328,533    $ 14.00
     $16.44           638,693     9.50    $ 16.44       38,150    $ 16.44
$17.16 -$19.25         37,400     9.17    $ 17.96       10,900    $ 17.57
                  ------------   ------   --------   ----------   --------
                    1,015,460     8.16    $ 15.69      377,583    $ 14.35
                  ------------                       ----------
                  ------------                       ----------

    The FASB has issued SFAS No. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 provides, among other things, that companies may elect to either record expense based on the fair value of stock-based compensation upon issuance or continue to apply the methods prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") whereby no compensation cost is recognized upon grant if certain requirements are met. The Company has elected to continue to account for stock-based compensation in accordance with APB No. 25.

    Had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts included in the table below. The table also discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option pricing model and the weighted-

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
average fair value of the stock options granted. Because the accounting method prescribed by SFAS No. 123 does not apply to stock options granted by the Company prior to December 1, 1995, the compensation cost reflected in the pro forma amounts included in the table below may not be representative of that to be expected in future years.

                                                                                           YEARS ENDED NOVEMBER
                                                                                                   30,
                                                                                           --------------------
                                                                                             1997       1996
                                                                                           ---------  ---------
                                                                                                DOLLARS IN
                                                                                            THOUSANDS, EXCEPT
                                                                                            PER SHARE AMOUNTS
Income before extraordinary item
  As reported............................................................................  $  30,775  $  11,814
  Pro forma..............................................................................     30,406     11,465
Net income
  As reported............................................................................  $  30,775  $  11,292
  Pro forma..............................................................................     30,406     10,943
Income per share before extraordinary item
  As reported............................................................................  $    3.13  $    1.22
  Pro forma..............................................................................  $    3.09  $    1.18
Net income per share
  As reported............................................................................  $    3.13  $    1.16
  Pro forma..............................................................................  $    3.09  $    1.13
Weighted-average assumptions
  Expected stock price volatility........................................................      31.70%     32.64%
  Risk-free interest rate................................................................       5.20%      5.81%
  Expected option lives (years)..........................................................       2.84       3.06
  Expected dividend yield................................................................       1.00%      1.00%
  Estimated fair value of options granted................................................  $    4.05  $    3.97

7. EMPLOYEE BENEFIT PLANS

401(k) PLAN

    The Company maintains a defined contribution retirement savings plan for all full-time employees who have at least one year of continuous employment and 1,000 hours of service. The Company contributes amounts equal to 50% of each eligible employee's voluntary contributions. For purposes of determining the Company's required contribution to the plan, the employee's voluntary contributions cannot exceed 6% of the employee's qualified compensation. The Company's contribution to the plan for the years ended November 30, 1997, 1996 and 1995 amounted to approximately $1.6 million, $1.0 million and $1.0 million, respectively.

LONG-TERM INCENTIVE PLAN

    In 1994, the Company adopted a long-term incentive plan for key employees. Under the plan, incentives are accrued based upon annual operating results; however, ultimate payment of these incentives is contingent upon the Company attaining certain financial objectives over consecutive and concurrent three-year periods. As of November 30, 1997 and 1996, the amount due to plan participants was approximately $1.0 million and $782,000, respectively.

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
DEFERRED COMPENSATION PLAN

    In 1990, the Company established a non-qualified deferred compensation plan for designated executives and outside directors. Individuals electing to participate in this plan may voluntarily defer receipt of up to twenty-five percent (25%) of the participant's annual compensation. The deferred compensation is credited to each participant's account, and interest on such amounts is added to the participant's account each quarter. The interest rate paid on amounts deferred prior to calendar year 1995 is the prime rate at the beginning of each quarter plus five percent (13.25% at November 30, 1997). The interest rate paid on amounts deferred subsequent to December 31, 1994 is the prime rate plus two and one-half percent (10.75% at November 30, 1997). The Company is under no obligation to fund amounts under this plan, and such amounts are unsecured and treated as general obligations of the Company. As of November 30, 1997 and 1996, the amount due participants in this plan was approximately $2.3 million and $2.0 million, respectively.

POSTRETIREMENT BENEFITS

    The Company provides postretirement medical benefits for certain key executives and members of the Company's Board of Directors. These plans have been accounted for in accordance with the provisions of SFAS No. 106--EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This statement requires that the cost of these postretirement medical benefits be recognized under the accrual method of accounting. As permitted by SFAS No. 106, the Company has elected to amortize over a period of 20 years the accumulated postretirement benefit obligation (transition obligation) related to prior service costs. The components of the periodic expense for postretirement benefits were as follows:

                                                                                    YEARS ENDED NOVEMBER 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Service cost of benefits earned..............................................  $   75,219  $   94,414  $   70,372
Interest cost on liability...................................................      56,907      55,338      47,470
Amortization of transition obligation........................................      12,197      12,197      12,197
Prior service cost...........................................................       6,683       6,683       5,012
Loss.........................................................................          --       3,136       1,766
                                                                               ----------  ----------  ----------
Net periodic postretirement benefit cost.....................................  $  151,006  $  171,768  $  136,817
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The Company's current policy is to fund the plan as covered benefits are paid. The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows:

                                                                                                NOVEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
Accumulated postretirement benefit obligation:
  Retirees..............................................................................  $    71,761  $    35,433
  Fully eligible active plan participants...............................................      104,182       97,139
  Other active plan participants........................................................      739,129      775,681
                                                                                          -----------  -----------
                                                                                              915,072      908,253
Plan assets at fair value...............................................................           --           --
                                                                                          -----------  -----------
Accumulated postretirement benefit obligation in excess of plan assets..................      915,072      908,253
Prior service cost not recognized in net periodic postretirement benefit cost...........      (95,864)    (102,547)
Unrecognized net gain (loss)............................................................       13,589     (110,393)
Unrecognized transition obligation......................................................     (182,943)    (195,140)
                                                                                          -----------  -----------
Postretirement benefit liability recognized in the consolidated balance sheets..........  $   649,854  $   500,173
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    A 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 and 1996. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of November 30, 1997 and 1996 by approximately $142,000 and $139,000, respectively, and increase the service and interest cost components of net periodic postretirement benefit cost by approximately $23,000 and $26,000, respectively. The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation at November 30, 1997 and 1996 was 7.25%.

SUPPLEMENTAL RETIREMENT PLANS

    The Company provides noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under the supplemental executive retirement plans is age 65, and participants receive benefits based on years of service and compensation. The Company provides a noncontributory plan for members of the Company's Board of Directors. Participants in the Board of Directors plan receive benefits based on years of service, as a non-employee director, upon retirement from the Board.

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet as of November 30, 1997 and 1996:

                 ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION

                                                                                             NOVEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Accumulated benefit obligation, including vested benefits of $11,556,484 and
  $10,024,952, respectively........................................................  $  12,038,065  $  10,662,987
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Projected benefit obligation for service rendered to date..........................  $  15,133,038  $  13,660,863
Plan assets at fair value..........................................................             --             --
                                                                                     -------------  -------------
Projected benefit obligation in excess of plan assets..............................     15,133,038     13,660,863
Unrecognized net loss..............................................................     (2,639,993)    (2,586,914)
Prior service cost not yet recognized in net periodic pension cost.................     (1,649,152)    (1,862,149)
Unrecognized net obligation at adoption date.......................................     (1,714,122)    (1,885,821)
                                                                                     -------------  -------------
Accrued pension cost recognized....................................................  $   9,129,771  $   7,325,979
                                                                                     -------------  -------------
                                                                                     -------------  -------------
ADDITIONAL LIABILITY AND INTANGIBLE ASSET:
Accumulated benefit obligation.....................................................  $  12,038,065  $  10,662,987
Less: Plan assets at fair value....................................................             --             --
                                                                                     -------------  -------------
Unfunded accumulated benefit obligation............................................     12,038,065     10,662,987
Less: Accrued pension cost.........................................................     (9,129,771)    (7,325,979)
                                                                                     -------------  -------------
Additional liability...............................................................  $   2,908,294  $   3,337,008
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Intangible asset--limited to unrecognized net obligation
  plus prior service cost..........................................................  $   2,908,294  $   3,337,008
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Pension cost consists of the following components:

                                                                                  YEARS ENDED NOVEMBER 30,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Service cost--benefits earned during the period.........................  $    502,946  $    425,334  $    286,453
Interest cost on projected benefit obligation...........................       987,746       907,147       835,627
Return on plan assets...................................................            --            --            --
Net amortization and deferral...........................................       496,173       517,165       451,468
                                                                          ------------  ------------  ------------
Net periodic pension cost...............................................  $  1,986,865  $  1,849,646  $  1,573,548
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The projected benefit obligation for November 30, 1997 and 1996 was determined using an assumed discount rate of 7.25% and an assumed salary increase rate of 5%. The Company has recorded additional liabilities of $2,908,294 and $3,337,008, and intangible assets of $2,908,294 and $3,337,008 as of November 30, 1997 and 1996, respectively. As of November 30, 1997 and 1996, a liability of approximately $12.0 and $10.6 million, respectively, is included in the consolidated balance sheets under the caption "Other liabilities" for the above plan.

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
SELF INSURED PLANS

    The Company is self insured for employee medical coverage and workers' compensation for the benefit of its employees. Estimated accrued obligations for claims under these self-insured plans as of November 30, 1997 and 1996 were approximately $2.4 million and $1.6 million, respectively. The Company's maximum liability under both plans is limited by stop-loss agreements with insurance companies.

8. COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

    In connection with regulatory requirements, the Company was required to issue irrevocable standby letters of credit to guarantee the Company's obligation to satisfy a progressive slot machine jackpot payout and guarantee payment of workers' compensation benefits. Outstanding standby letters of credit as of November 30, 1997 were as follows:

                                                                                     AMOUNT      EXPIRATION DATE
                                                                                  ------------  -----------------
Gaming Patron...................................................................  $    430,476     March 31, 1998
St. Paul Fire and Marine (workers' compensation)................................       812,500     April 15, 1998
                                                                                  ------------
                                                                                  $  1,242,976
                                                                                  ------------
                                                                                  ------------

EMPLOYMENT CONTRACTS

    The Company has entered into employment agreements, each of which expires prior to November 30, 2002, with certain key executives. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans, certain stock grants and stock option provisions.

EMPLOYEE MEALS AND PAYROLL TAXES

    On September 30, 1997, the United States Tax Court issued an adverse ruling applicable to hotels and casinos which provide meals to employees. The Tax Court ruled that nonqualifying employees are required to recognize income based upon the fair value of the meals received in excess of the amount paid by the employee. Accordingly, employers may be liable for withholding and payroll taxes associated with the fair value of the meals provided to employees in excess of the amount paid by the employee. At this time it is uncertain whether or not the Company will be liable for withholding and payroll taxes related to the income excluded from nonqualifying employee wages for the meals it has provided.

CLAIMS AND LEGAL ACTIONS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, all pending matters are either adequately covered by insurance or if not covered by insurance, will not have a material adverse effect on the Company's financial statements taken as a whole.

                             HARVEYS CASINO RESORTS

9. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM RELATED PARTY TRUST

    Jessica L. Ledbetter, Kirk B. Ledbetter and Franklin K. Rahbeck, all directors of the Company, and Wells Fargo Bank, National Association are the co-trustees of the William B. Ledbetter and Beverlee A. Ledbetter Irrevocable Trust ("the Trust"). The Trust owns survivorship life insurance policies on the lives of William B. Ledbetter and Beverlee A. Ledbetter, deceased. William B. Ledbetter is an officer and director of the Company and until her death on September 12, 1995, Beverlee A. Ledbetter was the largest shareholder of the Company. Prior to fiscal 1995, the Company had paid premiums on the life insurance policies owned by the Trust. The Company has no further obligation to pay such premiums. The Trust has issued two notes payable to the Company for the amounts of the premiums previously paid by the Company. The notes are in the principal amounts of $1,376,995 and $455,272 and bear interest at the rate of 5.84% and 6.30%, respectively. Interest on the notes is payable on December 31 of each year and the entire unpaid principal amount becomes due on the earlier of November 15, 2001 or the death of William B. Ledbetter.

10. SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE

    Until October 24, 1997, the Company owned a 40% equity interest in HRHC. The Company accounted for this investment on the equity method. Pursuant to a management agreement between HRHC and HLVMC, relating to the management and operations of the Hard Rock Hotel and Casino owned by HRHC (the "Management Agreement"), the Company earned a base management fee from HRHC of 4% of adjusted gross revenue, as defined in the Management Agreement, and up to an additional 2% of adjusted gross revenue if certain financial targets were met.

    On October 24, 1997, the Company sold all of the capital stock of HRHC held by the Company, representing 40% of the then outstanding capital stock of HRHC, and all of the Company's rights under the Management Agreement. The capital stock and the rights under the Management Agreement were sold to HRHC. The sale closed pursuant to the terms of a Stock Purchase and Management Buyout Agreement entered into on July 1, 1997 by and among the Company, HLVMC, Lily Pond Investments, Inc., a Nevada corporation ("Lily Pond") and HRHC. Upon closing, the Management Agreement terminated and a stockholders' agreement among the Company, HRHC and Lily Pond was canceled.

    The Company received $45.0 million cash for the capital stock and the Company's rights under the Management Agreement. The Company received, in addition, approximately $1.2 million cash in satisfaction of a note and other amounts due the Company from HRHC as of October 24, 1997.

                             HARVEYS CASINO RESORTS

10. SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE (CONTINUED)
    Summarized balance sheet and statement of income information for HRHC as of November 30, 1996, for the year ended November 30, 1996 and for the period from December 1, 1996 through October 24, 1997 were as follows:

                                                                                                      NOVEMBER 30,
                                                                                                          1996
                                                                                                      ------------
Summarized Balance Sheet Information (in thousands)
  Current assets....................................................................................   $   11,376
Land, building and equipment, net...................................................................       84,466
Other assets........................................................................................       11,792
                                                                                                      ------------
    Total assets....................................................................................      107,634
                                                                                                      ------------
  Current liabilities...............................................................................       20,950
  Long-term debt....................................................................................       55,922
                                                                                                      ------------
    Total liabilities...............................................................................       76,872
                                                                                                      ------------
    Net assets......................................................................................   $   30,762
                                                                                                      ------------
                                                                                                      ------------

                                                                                       PERIOD ENDED   YEAR ENDED
                                                                                       OCTOBER 24,   NOVEMBER 30,
                                                                                           1997          1996
                                                                                       ------------  ------------
Summarized Statement of Income Information (in thousands)
  Revenues...........................................................................   $   68,699    $   77,289
  Operating income...................................................................       11,323        12,663
  Net income.........................................................................        4,295         4,467

11. SUBSEQUENT EVENT (UNAUDITED)

    On February 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L. P., a Delaware limited partnership and controlled affiliate of Colony Capital, Inc. of Los Angeles, California ("Colony Capital"). Upon closing of the transaction contemplated by the Merger Agreement, the Company will be an affiliate of Colony Capital. The all-cash transaction values each of the approximately 10.8 million fully diluted common shares of the Company at $28. Closing of the merger is subject to a number of conditions, including approval by the stockholders of at least two-thirds of the Company's common stock and receipt of all necessary regulatory approvals, including the approvals of Nevada, Colorado and Iowa gaming authorities. Stockholders owning approximately 41% of the Company's outstanding common stock, including the Company's largest stockholder, have agreed to vote in favor of the transaction. If the merger has not closed by September 1, 1998, the Company's stockholders would receive additional consideration under certain circumstances.

    If the merger is consummated, under the terms of the Indenture each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date. See footnote 3.

                             HARVEYS CASINO RESORTS

12. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth unaudited selected quarterly financial information for each quarter of fiscal 1997 and 1996. This information, in the opinion of management, includes only normal recurring adjustments necessary for a fair representation of the information set forth therein. The operating results for any quarter are not indicative of results for any future period. Quarterly results may not be comparative due to the seasonal nature of operations.

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1997
  Revenue.............................................................  $  58,554  $  71,709  $  83,676  $  69,624
  Operating income....................................................      4,599     11,560     17,995      7,126
  Income before income taxes (a)......................................          7      6,683     12,981     30,002
  Net income (a)......................................................          4      3,978      7,724     19,068
  Net income per common share (a) (b).................................  $    0.00  $    0.40  $    0.78  $    1.93
Fiscal 1996
  Revenue.............................................................  $  49,474  $  59,380  $  74,249  $  64,647
  Operating income....................................................        895      8,147     15,198      9,781
  Income (loss) before income taxes and extraordinary item............       (896)     5,049     10,533      4,918
  Extraordinary item, net of tax......................................         --       (141)      (380)        --
  Net income (loss)...................................................       (576)     3,003      5,905      2,961
  Net income (loss) per common share (b)
    Income (loss) before extraordinary item...........................  $   (0.06) $    0.33  $    0.64  $    0.30
    Extraordinary item, net of tax....................................         --      (0.02)     (0.04)        --
    Net income (loss) per common share................................  $   (0.06) $    0.31  $    0.60  $    0.30

------------------------

(a) Income before income taxes, net income and net income per common share for the fourth quarter of fiscal 1997 include the effect of the gain recognized on the sale of the Company's interests in the Hard Rock Hotel and Casino. The gain on the transaction was approximately $27.4 million, before income taxes, and approximately $17.4 million on an after-tax basis.

(b) Net income (loss) per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters; accordingly, the sum of the quarters does not equal the full-year income per share.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
       2.1   Acquisition Agreement, dated as of March 28, 1996, between the Registrant and Mountain City
             Casino Partners, L. P. (9)

       2.2   Stock Purchase Agreement, dated July 1, 1997 (7)

       2.3   Agreement and Plan of Merger, dated February 1, 1998, (20)

       3.1   Restated Articles of Incorporation of the Registrant (1)

       3.2   Sixth Amended Bylaws of the Registrant (11)

       4.1   Form of Stock Certificate of the Registrant (1)

       4.2   Indenture, dated as of April 30, 1996 between the Registrant and IBJ Schroder Bank and
             Trust, as Trustee (including form of Note) (9)

       4.3   Indenture, dated as of May 15, 1996 by and among the Registrant (the "Issuer") Harveys
             Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc.,
             Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the
             "Guarantors") and IBJ Schroder Bank & Trust Company as Trustee (including form of Note)
             (10)

       4.4   First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of
             May 15, 1996 among the Registrant (the "Issuer"), Harveys Wagon Wheel Casino Limited
             Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company,
             Inc. and Harveys L.V. Management Company, Inc. (the "Guarantors"), and IBJ Schroder Bank
             and Trust Company as Trustees (12)

       4.5   Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Indenture Dated as of May 15, 1996 among the Registrant (the "Issuer"), Harveys C. C. Management Company,
             Inc., Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa Management
             Company, Inc. and Harveys L. V. Management Company, Inc. (the "Guarantors") and IBJ
             Schroder Bank & Trust Company ("Trustee") (19)

      10.1   Net Lease Agreement, dated February 28, 1985, between Park Cattle Co. and the Registrant
             (1)

      10.2   Lease, dated July 9, 1973, between Park Cattle Co. and the Registrant (1)

      10.3   Deed of Trust with Assignment of Rents and Security Agreement (Nevada Property), dated
             March 15, 1985, between the Registrant and Lawyers Title of Northern Nevada, as Trustee,
             and First Interstate Bank of Nevada, N.A., First Interstate Bank of California, National
             Bank of Detroit, First Interstate Bank of Denver, N.A., First Interstate of Washington,
             N.A., and First Interstate Bank of Utah, N.A. (1)

      10.4   First Amendment to Deed of Trust with Assignment of Rents and Security Agreement (Nevada
             Property), dated April 20, 1989, between the Registrant and Western Title Company, Inc., as
             Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank of California,
             National Bank of Detroit, First Interstate Bank of Denver, N.A., First Interstate Bank of
             Washington, N.A., First Interstate Bank of Utah, N.A., First Interstate Bank of Oregon,
             N.A., and West One Bank, Idaho, N.A. (1)

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      10.5   Deed of Trust and Assignment of Rents (California Property), dated March 15, 1985, between the Registrant and Lawyers Title Insurance Corporation, as Trustee, and First Interstate
             Bank of Nevada, N.A., First Interstate Bank of California, National Bank of Detroit, First
             Interstate Bank of Denver, N.A., First Interstate Bank of Washington, N.A., and First
             Interstate Bank of Utah, N.A. (1)

      10.6   First Amendment to Deed of Trust with Assignment of rents and Security Agreement
             (California Property), dated April 20, 1989, between the Registrant and Western Tiel
             Company, Inc., as Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank
             of California, National Bank of Detroit, First Interstate Bank of Denver, N.A.,First
             Interstate of Washington, N.A., and First Interstate Bank of Utah, N.A., First Interstate
             Bank of Oregon, N.A., and West One Bank Idaho, N.A. (1)

      10.7   Second Amendment to Deed of Trust with Assignment of Rents and Security Agreement (Nevada
             Property), dated January 12, 1993, between the Registrant and Western Title Company, Inc., as Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank of California,
             First Interstate Bank of Denver, N.A., First Interstate Bank of Utah, N.A., West One Bank,
             Idaho, and NBD Bank, N.A. (1)

      10.8   Second Amendment to Deed of Trust with Assignment of Rents and Security Agreement
             (California Property), dated January 12, 1993, between the Registrant and Western Title
             Company, Inc., as Trustee, and First Interstate Bank of Nevada, N.A., First Interstate Bank
             of California, First Interstate Bank of Denver, N.A.,First Interstate Bank of Utah, N.A.,
             West One Bank, Idaho, and NBD Bank, N.A. (1)

      10.9   Employment Agreement, dated November 1, 1993, between Richard F. Kudrna, Sr. and the
             Registrant (1)

      10.10  Employment Agreement, dated November 30, 1993, between William B. Ledbetter and the
             Registrant (1)

      10.11  Outside Directors Retirement Plan, Amended (1)

      10.12  Supplemental Executive Retirement Plan (1)

      10.13  Senior Supplemental Executive Retirement Plan (1)

      10.14  Honorary Director Resolution--Vera Gross (1)

      10.15  1993 Omnibus Incentive Plan (2)

      10.16  1993 Non-Employee Directors Stock Option Program (2)

      10.17  Form of Deferred Compensation Agreement and Schedule of 1994 Participants (2)

      10.18  Form of Indemnification Agreement for Directors and Officers and Schedule of Indemnities
             (21)

      10.19  Amendment No. 1 to 1993 Non-Employee Directors Stock Option Program (2)

      10.20  Excursion Boat Sponsorship and Operations Agreement, dated August 22, 1994, by and between
             Iowa West Racing Association and Harveys Iowa Management Company, Inc. (3)

      10.21  Commitment Letter, dated January 18, 1995, between the Registrant and First Interstate Bank of Nevada, N.A. (4)

      10.22  Form of Deferred Compensation Agreement and Schedule of 1995 Participants (4)

      10.23  Employment Agreement dated May 9, 1995 by and between the Registrant and Gary Armentrout
             (5)

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      10.24  Employment Agreement dated August 14, 1995, by and between the Registrant and John
             McLaughlin (6)

      10.25  Employment Agreement dated August 14, 1995, by and between the Registrant and Kevin
             Servatius (6)

      10.26  Employment Agreement dated August 24, 1995, by and between the Registrant and Edward B.
             Barraco (6)

      10.27  Reducing Revolving Credit Agreement, dated as of August 14, 1995, by and among the
             Registrant and Harveys C.C. Management Company, Inc., Harveys Iowa Management Company,
             Inc., (the "Borrowers")and First Interstate Bank of Nevada, N.A., First Interstate Bank of
             California, Bank of the West, First Security Bank of Idaho, N.A., Imperial Bank, Norwest
             Bank of Nebraska, N.A., NBD Bank, Societe Generale, The Daiwa Bank, Limited, U.S. Bank of
             Nevada, West One Bank, Idaho and Argentbank, (the "Lenders"). (6)

      10.28  Second Amendment to Loan Agreement, dated November 7, 1995, by and among First Interstate
             Bank of Nevada, N. A., Societe Generale, NBD Bank, N. A., United States National Bank of
             Oregon, West One Bank, Idaho, First Security Bank of Idaho, N. A., The Daiwa Bank, Limited,
             U. S. Bank of Nevada, Hard Rock Hotel, Inc. and Harveys Casino Resorts. (7)

      10.29  Second Amended and Restated Reducing Revolving Credit Promissory Note, dated November 7,
             1995 between First Interstate Bank of Nevada, N. A. as Agent Bank and Hard Rock Hotel, Inc.
             (7)

      10.30  Second Amendment to Guaranty of Loan, dated November 7, 1995, between Harveys Casino
             Resorts and First Interstate Bank of Nevada, N. A., Societe Generale, NBD Bank, N. A.,
             United State National Bank of Oregon, West One Bank, Idaho, First Security Bank of Idaho,
             N. A., The Daiwa Bank, Limited and U. S. Bank of Nevada. (7)

      10.31  Employment Agreement, dated October 22, 1995 and effective December 1, 1995 by and between
             Harveys Casino Resorts and Thomas M. Yturbide. (7)

      10.32  Employment Agreement, dated October 22, 1995 and effective December 1, 1995 by and between
             Harveys Casino Resorts and Charles W. Scharer. (7)

      10.33  Modification of Employment Agreement, dated November 21, 1995 by and between Harveys Casino
             Resorts and Richard F. Kudrna, Sr. (7)

      10.34  Harveys Casino Resorts Management Incentive Plan, approved August 8, 1995. (7)

      10.35  Long-term Incentive Plan Guidelines (1995-1997 Performance Period) (7)

      10.36  1996 Deferred Compensation Plan Participants (8)

      10.37  Long-term Incentive Plan Targets, 1996, 1997, 1998 Cycle (8)

      10.38  1996 Omnibus Incentive Plan (10)

      10.39  First Amendment, dated as of May 15, 1996, to Reducing Revolving Credit Agreement by and
             among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino
             Limited Liability Company and Harveys Iowa Management Company, Inc. (the "Borrowers"),Wells
             Fargo Bank, N.A., Bank of the West, First Security Bank of Idaho, N. A., Imperial Bank,
             Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank Limited,
             Chicago Branch, U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the "Lenders")
             (11)

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      10.40  Second Amendment, dated as of May 23, 1996, to Reducing Revolving Credit Agreement by and
             among the Registrant, Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino
             Limited Liability Company and Harveys Iowa Management Company, Inc. (the "Borrowers"),
             Wells Fargo Bank, N. A., Bank of the West, First Security Bank of Idaho, N. A., Imperial
             Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe Generale, The Sumitomo Bank
             Limited, Chicago Branch, U. S. Bank of Nevada, West One Bank, Idaho and Argentbank (the
             "Lenders") (11)

      10.41  Release of Guaranty Agreement, dated May 10, 1996, by and among the Registrant, the
             Lenders, the Agent Bank, the Banks and Hard Rock Hotel, Inc. (13)

      10.42  Third Amendment, dated as of September 30, 1996, to Reducing Revolving Credit Agreement by
             and among the Registrant, Harveys C.C. Management Company, Inc., Harveys Wagon Wheel Casino
             Limited Liability Company and Harveys Iowa Management Company, Inc. (the "Borrowers"),
             Wells Fargo Bank, National Association, U. S. Bank of Nevada, Bank of the West, First
             Security Bank, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., NBD Bank, Societe
             Generale, the Sumitomo Bank Limited, Chicago Branch and Agrentbank (the "Lenders"). (15)

      10.43  Certificate of Joinder to General Continuing Subsidiary Guaranty, dated as of September 30,
             1996, by Harveys L. V. Management Company, Inc., ("Joining Party") and Wells Fargo Bank,
             National Association ("Beneficiary") under the General Continuing Subsidiary Guarantee dated as of August 14, 1995, made by Reno Projects, Inc. (15)

      10.44  Modification of Employment Agreement, dated November 27, 1996 between John McLaughlin and the Registrant (16)

      10.45  Extension of Employment Agreement dated February 10, 1997 between Stephen L. Cavallaro and the Registrant (16)

      10.46  1997 Deferred Compensation Participants and Form of Agreement (16)

      10.47  Addendum to Employment Agreement, dated March 7, 1997 between Thomas M. Yturbide and the
             Registrant (18)

      10.48  Extension to Employment Agreement, dated January 30, 1997 between Edward B. Barrace and the
             Registrant (18)

      10.49  Employment Agreement, dated June 23, 1997 between James J. Rafferty and the Registrant (19)

      10.50  Employment Agreement, dated July 1, 1997 between Verne Welch and the Registrant (19)

      10.51  Employment Agreement, dated July 21 1997 between John R. Bellotti and the Registrant (19)

      10.52  Assignment of Leases, effective June 1, 1997 by and between Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc. (the "Assignor"), a Nevada corporation,
             Harveys Tahoe Management Company, Inc., (the "Assignee"), a Nevada corporation, and Park
             Cattle Co. (the "Landlord"), a Nevada corporation (19)

      10.53  Third Amendment to Lease Agreement, dated June 1, 1997, by and between Park Cattle Co. (the
             "Landlord"), a Nevada corporation and Harveys Casino Resorts, formerly known as Harvey's
             Wagon Wheel, Inc., (the "Tenant"), a Nevada corporation (19)

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      10.54  First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co. (the
             "Landlord"), a Nevada corporation and Harveys Casino Resorts, formerly known as Harveys
             Wagon Wheel, Inc., (the "Tenant"), a Nevada corporation (Douglas County, Nevada property)
             (19)

      10.55  First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co. (the
             "Landlord"), a Nevada corporation and Harveys Casino Resorts, formerly known as Harveys
             Wagon Wheel, Inc., (the "Tenant"), a Nevada corporation (El Dorado County, California property) (19)

      10.56  Fourth Amendment to Reducing Revolving Credit Agreement, dated July 25, 1997, by and among
             Harveys Casino Resorts, a Nevada corporation, Harveys C. C. Management Company, Inc., a
             Nevada corporation, Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa
             Management Company, Inc., a Nevada corporation, Harveys Tahoe Management Company, Inc., a
             Nevada corporation (collectively the "Borrowers") Wells Fargo Bank, N. A., Bank of the
             West, First Security Bank, N. A., Imperial Bank, Norwest Bank of Nebraska, N. A., The First
             National Bank of Chicago, Societe Generale, The Sumitomo Bank, Limited, U. S. Bank and
             Argentbank (the "Lenders") (19)

      10.57  Assumption Agreement, dated July 25, 1997, by and among Harveys Casino Resorts, a Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada corporation and Wells Fargo
             Bank, N. A. (19)

      10.58  Asset Transfer Agreement between Harveys Casino Resorts and Harveys Tahoe Management
             Company, Inc., effective June 1, 1997 (19)

      10.59  Harveys Casino Resorts Change of Control Plan, effective June 1, 1997 (21)

      10.60  Supplemental Executive Retirement Plan, effective as of November 20, 1997 (21)

      10.61  Second Modification of Employment Agreement, dated October 27, 1997 between John McLaughlin and the Registrant (21)

      10.62  Extension of Employment Agreement dated September 8, 1997 between Gary Armentrout and the
             Registrant (21)

      16.1   Grant Thornton LLP's letter regarding a change in certifying accountant (14)

      21.1   List of Subsidiaries of the Registrant (21)

      23.1   Consent of Deloitte & Touche LLP (21)

      23.2   Consent of Grant Thornton LLP (21)

      27     Financial Data Schedule (21)

------------------------

(1) Incorporated herein by reference to Registration Statement No. 33-70670

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1994

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1994

(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1995

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1995

(6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31 1995

(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1995

(8) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996.

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

(11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996

(12) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

(13) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996

(14) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed on July 3, 1996

(15) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1996

(16) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1997

(17) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed July 2, 1997

(18) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1997

(19) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

(20) Incorporated herein by reference to Registrant's Quarterly Report on Form 8-K for the period ended February 3, 1998

(21) Filed herewith