Form 10-Q
period 1998-02-28
HARVEYS CASINO RESORTS
filed 1998-04-14
CIK 914022

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998
                                          or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

On April 8, 1998 the registrant had outstanding 10,066,407 shares of its $.01 par value, common stock.

                                HARVEYS CASINO RESORTS
                                        INDEX

PART I.   FINANCIAL INFORMATION                                Page No.

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets,
          February 28, 1998 and November 30,1997                      3

          Condensed Consolidated Statements of
          Income For the Three Months Ended
          February 28, 1998 and 1997                                  4

          Condensed Consolidated Statements of Cash
          Flows For the Three Months Ended
          February 28, 1998 and 1997                                  5

          Notes to Condensed Consolidated Financial
          Statements                                                  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation                9

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                          17

 Item 2.  Changes in Securities                                      17

 Item 3.  Defaults Upon Senior Securities                            17

 Item 4.  Submission of Matters to a Vote of Security Holders        17

 Item 5.  Other Information                                          17

 Item 6.  Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                           18

                            PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                               HARVEYS CASINO RESORTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share amounts)


                                                                     February 28,      November 30,
                                                                         1998            1997
                                                                     ------------      ------------
          ASSETS
Current assets
     Cash and cash equivalents                                         $  54,083       $     55,035
     Accounts and notes receivable, net                                    5,654              5,264
     Prepaid expenses                                                      6,911              3,447
     Other current assets                                                  4,349              4,310
                                                                     ------------      ------------
          Total current assets                                            70,997             68,056

Property and equipment (net of accumulated
 depreciation of $132,515 and $128,110)                                  316,678            318,270
Notes receivable                                                           1,871              1,876
Other assets                                                              15,484             15,263
                                                                     ------------      ------------
          Total assets                                                 $ 405,030       $    403,465
                                                                     ------------      ------------
                                                                     ------------      ------------



                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                 $     284       $        633
     Accounts and contracts payable                                        5,945              5,991
     Income taxes payable                                                    617              7,056
     Accrued expenses                                                     23,713             20,945
                                                                     ------------      ------------
          Total current liabilities                                       30,559             34,625

Long-term debt, net of current portion                                   150,220            150,220
Deferred income taxes                                                     23,022             23,023
Other liabilities                                                         16,801             16,240
                                                                     ------------      ------------
          Total liabilities                                              220,602            224,108
                                                                     ------------      ------------

Stockholders' equity
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued                                                             -                  -
     Common stock, $.01 par value; 30,000,000 shares authorized;
       shares issued 10,064,661 and 9,853,488                                101                 99
     Additional paid-in capital and other                                 43,088             39,043
     Retained earnings                                                   141,450            140,415
     Treasury stock, at cost; 12,981 shares and 12,516 shares               (211)              (200)
                                                                     ------------      ------------
          Total stockholders' equity                                     184,428            179,357
                                                                     ------------      ------------
          Total liabilities and stockholders' equity                   $ 405,030       $    403,465
                                                                     ------------      ------------
                                                                     ------------      ------------


       The accompanying notes are an integral part of these statements.

                            HARVEYS CASINO RESORTS
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per share amounts)

                                                                      Three Months Ended February 28,
                                                                      -------------------------------
                                                                          1998               1997
                                                                      -----------      --------------
Revenues
  Casino                                                               $   54,440      $      43,998
  Lodging                                                                   7,604              6,946
  Food and beverage                                                        10,694              9,108
  Other                                                                     1,720              2,087
  Management fees and joint venture                                             -                993
  Less: Casino promotional allowances                                      (5,686)            (4,578)
                                                                      -----------      --------------
     Total net revenues                                                    68,772             58,554
                                                                      -----------      --------------
Costs and expenses
  Casino                                                                   27,150             22,368
  Lodging                                                                   3,127              3,058
  Food and beverage                                                         6,991              6,540
  Other operating                                                             718                664
  Selling, general and administrative                                      18,895             16,905
  Depreciation and amortization                                             5,308              4,420
                                                                      -----------      --------------
     Total costs and expenses                                              62,189             53,955
                                                                      -----------      --------------

 Operating income                                                           6,583              4,599
                                                                      -----------      --------------
 Other income (expense)
  Interest income                                                             453                 43
  Interest expense                                                         (4,464)            (4,950)
  Other, net                                                                  (21)               315
                                                                      -----------      --------------
     Total other income (expense)                                          (4,032)            (4,592)
                                                                      -----------      --------------
Income before income taxes                                                  2,551                  7
Income tax provision                                                       (1,020)                (3)
                                                                      -----------      --------------
     Net income                                                        $    1,531      $           4
                                                                      -----------      --------------
                                                                      -----------      --------------
Net income per common share
     Basic                                                             $     0.15      $        0.00
                                                                      -----------      --------------
                                                                      -----------      --------------
     Diluted                                                           $     0.15      $        0.00
                                                                      -----------      --------------
                                                                      -----------      --------------

Dividends declared per common share                                    $     0.05      $        0.05
                                                                      -----------      --------------
                                                                      -----------      --------------
Weighted average common shares used
  in calculating net income per common share
     Basic                                                              9,892,930          9,813,442
                                                                      -----------      --------------
                                                                      -----------      --------------
     Diluted                                                            9,967,103          9,851,672
                                                                      -----------      --------------
                                                                      -----------      --------------

        The accompanying notes are an integral part of these statements.

                           HARVEYS CASINO RESORTS
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                                     Three Months Ended February 28,
                                                                     -------------------------------
                                                                        1998                  1997
                                                                     ----------             --------
Cash flows from operating activities
     Net income                                                        $  1,531             $     4
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
          Depreciation and amortization                                   5,308               4,420
          Reduction of income taxes payable                              (5,580)                  -
          Other, net                                                     (1,685)              1,307
                                                                     ----------             --------
             Net cash provided by (used in) operating activities           (426)              5,731
                                                                     ----------             --------

Cash flows from investing activities
     Capital expenditures                                                (3,694)             (7,610)
     Proceeds from disposition of assets                                     27               3,510
     Other, net                                                               4                (129)
                                                                     ----------             --------
             Net cash used in investing activities                       (3,663)             (4,229)
                                                                     ----------             --------

Cash flows from financing activities
     Principal payments on long-term debt                                  (350)             (4,815)
     Dividends paid                                                        (496)               (491)
     Proceeds from long-term debt                                             -               1,500
     Exercise of options to purchase stock, including tax benefit         3,995                 196
     Other, net                                                             (12)               (145)
                                                                     ----------             --------
             Net cash provided by (used in) financing activities          3,137              (3,755)
                                                                     ----------             --------
Decrease in cash and cash equivalents                                      (952)             (2,253)

Cash and cash equivalents at beginning of period                         55,035              21,121
                                                                     ----------             --------
Cash and cash equivalents at end of period                              $54,083             $18,868
                                                                     ----------             --------
                                                                     ----------             --------


           The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation (the 'Company'), is engaged in the casino entertainment industry. In 1996, the Company formed a wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ('HTMC') to own and operate the Company's resort on the south shore of Lake Tahoe, Nevada. On May 22, 1997, HTMC was licensed by the Nevada gaming authorities and on June 1, 1997 the Company transferred the ownership of Harveys Resort Hotel/Casino to HTMC. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ('HCCMC'), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until April 30, 1996, HCCMC owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ('HWW') which owned Harveys Wagon Wheel Hotel/Casino. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. On June 1, 1997, the Company contributed its 30% interest in HWW to HCCMC. Subsequently, HWW was liquidated and HCCMC became the sole owner and operator of Harveys Wagon Wheel Hotel/Casino. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ('HLVMC'), owned 40% of the equity interest in Hard Rock Hotel, Inc. ('HRHC'), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ('HIMC') is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa.

     The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The condensed consolidated balance sheet as of November 30, 1997 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for a full fiscal year. These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

2. Proposed Merger - On February 1, 1998, the Company entered into an Agreement and Plan of Merger (the 'Merger Agreement'). Pursuant to the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L.P., a Delaware limited partnership and an affiliate of Colony Capital, Inc. of Los Angeles, California ('Colony Capital'). Upon closing of the transaction contemplated by the Merger Agreement ('the Merger'), the Company will be an affiliate of Colony Capital. The all-cash transaction values each of the outstanding common shares of the Company at $28 per share and each of the outstanding options to acquire common shares of the Company at $28 less the exercise price per share. Closing of the Merger is subject to a number of conditions, including approval by the stockholders of at least two-thirds of the Company's common stock and receipt of all necessary regulatory approvals, including the approvals of Nevada, Colorado and Iowa gaming authorities. Stockholders owning approximately 41% of the Company's outstanding common stock, including the Company's largest stockholder, have agreed to vote in favor of the transaction. If the Merger has not closed by September 1, 1998, the Company's stockholders would receive additional consideration under certain circumstances.

3. Net Income Per Common Share - As of December 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS') No. 128, Earnings Per Share. The Company has restated the prior period net income per common share to conform with the provisions of SFAS No. 128. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include restricted stock and stock options outstanding and exercisable for the purpose of calculating diluted net income per common share. The Company has no other potentially dilutive securities.

4. The Financial Accounting Standards Board ('FASB') has issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (a) that engages in business activities from which it earns revenues and incurs expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative periods will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

5. Subsidiary Guarantors - The 10 5/8% Senior Subordinated Notes due 2006 (the 'Senior Subordinated Notes'), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company (the 'Subsidiary Guarantors') except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been included because management has determined they are not material to investors. If the merger is consummated (See Note 2), under the terms of the Indenture governing the Senior Subordinated Notes, each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

     The Company currently owns and operates: (a) Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada, (b) Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and (c) Harveys Casino Hotel in Council Bluffs, Iowa. Until October 24, 1997, the Company, through its wholly-owned subsidiary HLVMC owned 40% of the equity interest in HRHC, which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC.

     On February 1, 1998, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L. P., a Delaware limited partnership and affiliate of Colony Capital. Upon closing of the Merger, the Company will be an affiliate of Colony Capital. Closing of the Merger is subject to a number of conditions, including approval by the stockholders of at least two-thirds of the Company's common stock and receipt of all necessary regulatory approvals, including the approvals of Nevada, Colorado and Iowa gaming authorities. Stockholders owning approximately 41% of the Company's outstanding common stock, including the Company's largest stockholder, have agreed to vote in favor of the transaction.

     The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino, which, since June 1, 1997, has been owned and operated by the Company's wholly-owned subsidiary HTMC have been presented for all periods, excluding the effects of corporate and future business development expenses. Those expenses have been presented under the caption 'Corporate and Development.' The operating results of HLVMC, for the three months ended February 28, 1997, include the fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino. The Company sold its interests in HRHC on October 24, 1997.

                                                  Three Months Ended February 28,
                                                  -------------------------------
Results of Operations                                    1998            1997
                                                       --------       ---------
                                                        (dollars in thousands)
Net Revenues
     Harveys Resort Hotel/Casino                       $ 27,674       $ 24,674
     Harveys Wagon Wheel Hotel/Casino                    14,515         10,283
     Harveys Casino Hotel - Iowa                         26,583         22,604
     Harveys L. V. Management Company                         -            993

Operating Income (Loss)
     Harveys Resort Hotel/Casino                       $  2,046       $  1,194
     Harveys Wagon Wheel Hotel/Casino                     3,220          1,571
     Harveys Casino Hotel - Iowa                          4,555          3,564
     Harveys L. V. Management Company                        -            938
     Corporate and Development                           (3,238)        (2,668)

EBITDA (1)
     Harveys Resort Hotel/Casino                       $  4,555       $  3,181
     Harveys Wagon Wheel Hotel/Casino                     4,126          2,321
     Harveys Casino Hotel - Iowa                          6,294          5,094
     Harveys L. V. Management Company                         -            993
     Corporate and Development                           (3,084)        (2,571)


(1) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

RESULTS OF OPERATIONS, QUARTER ENDED FEBRUARY 28, 1998 COMPARED TO QUARTER ENDED FEBRUARY 28, 1997.

The Company's consolidated net revenues for the first quarter of fiscal 1998 amounted to approximately $68.8 million, a new record for the Company's first quarter and an increase of $10.2 million, or 17.4%, over net revenues recorded in the first quarter of fiscal 1997. The improvement was attributable to net revenue increases at all of the Company's properties. Net revenues from the Company's Lake Tahoe property increased by approximately $3.0 million, or 12.2%. During the first fiscal quarter of 1997, the Lake Tahoe operations were unfavorably affected by adverse weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers, and mud slides triggered by the inclement weather which closed U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Net revenues at Harveys Casino Hotel in Iowa improved by $4.0 million or 17.6%. Harveys Wagon Wheel Hotel/Casino experienced a 41.2% increase in net revenues, up $4.2 million. The Colorado property reaped the benefit of the new 530 space parking garage which opened mid-1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino declined by $1.0 million, as a result of the sale of the Company's interest in the Hard Rock Hotel and Casino in October 1997.

Casino revenues for the first quarter of fiscal 1998 amounted to approximately $54.4 million, an improvement of $10.4 million over the comparable quarter of the prior year. The gaming activity on board the riverboat in Council Bluffs produced an increase of approximately $3.9 million in casino revenues over the comparable quarter of the prior year. The Company's Lake Tahoe casino revenues improved by approximately $2.3 million, or 15.9%, in part as a result of the improved weather and road conditions over the first quarter of 1997. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $4.2 million in casino revenue over the prior year comparable quarter. Casino costs and expenses increased for the comparable periods, up $4.8 million to $27.2 million for the current year period. The Council Bluffs casino accounted for $2.7 million of the increase while the Colorado operations accounted for approximately $1.7 million of the increase and the Lake Tahoe operations recorded a $0.4 million increase in casino costs. The increase in casino costs and expenses was attributable to increases in gaming taxes and licenses and promotional expenses, a consequence of increased casino revenues.

Lodging revenues for the fiscal 1998 first quarter improved by approximately $0.7 million over the prior year first quarter and amounted to $7.6 million. The hotel facility at Lake Tahoe contributed $0.4 million of the quarter-over-quarter increase. The improvement in lodging revenues was due to an increase in the occupancy rate at all properties. Lodging profits improved by approximately $0.6 million.

Food and beverage revenues for the current fiscal year first quarter amounted to $10.7 million, an improvement of nearly $1.6 million, or 17.1%, over the prior year first quarter. Food and beverage revenues from the Lake Tahoe property contributed an increase of approximately $1.1 million, while

Council Bluffs revenues increased approximately $0.5 million. Food and beverage profits and margins increased for the quarter-to-quarter comparison due to improvements at both the Lake Tahoe and Council Bluffs properties resulting from increased revenues and the controlling of related costs.

Other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino decreased approximately $0.9 million in the aggregate as a result of the sale of the Company's interest in the Hard Rock Hotel and Casino.

Selling, general and administrative expenses increased by approximately $2.0 million, or 11.8%, to $18.9 million for the current fiscal year first quarter. The Lake Tahoe operations recognized an increase in overall selling, general and administrative expenses of approximately $0.6 million from the first quarter of fiscal 1997 compared to the current fiscal year first quarter, while these expenses increased by less than $0.1 million at the Council Bluffs property and increased by $0.8 million at the Central City property. Corporate expenses increased by approximately $0.5 million. The quarter-to-quarter increase in selling, general and administrative expenses resulted from increased advertising and promotional expenses, taxes and licenses, and employee programs.

Depreciation and amortization expenses increased by approximately $0.9 million. The depreciation expense at the Lake Tahoe property for the first quarter of fiscal 1998 included a charge of approximately $0.4 million related to the disposal of assets necessary to facilitate the construction of a Hard Rock Cafe on the casino floor. The balance of the increase was attributable to the completion of the parking garage in Central City and replacements and improvements at the operating properties.

Interest expense, net of interest income and interest capitalized, decreased by approximately $0.9 million to $4.0 million for the first quarter of fiscal 1998. The decrease was attributable to the use of the proceeds from the Company's October 1997 sale of its interests in the Hard Rock Hotel and Casino. A portion of the proceeds was used to pay the outstanding balance under the Company's reducing revolving credit agreement with a consortium of banks (the 'Credit Facility'), thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.1 million of interest expense was capitalized in the first quarter of fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized in the first quarter of fiscal 1998.

As a result of the above, net income for the first quarter of fiscal 1998 amounted to $1.5 million compared to break-even net results for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources during the first quarter of fiscal year 1998 have been cash flow from operations, before the cash payment for income taxes, and the proceeds of approximately $3.1 million from the exercise of options to purchase shares of the Company's common stock.

During the first quarter of fiscal 1998, the Company expended approximately $6.6 million in cash for income taxes. Additionally, the Company made cash payments for dividends of approximately $0.5 million during the quarter and incurred additional cash expenditures of approximately $3.7 million in connection with capital improvements and replacements, approximately $2.2 million of which related to casino expansion and remodeling in Council Bluffs, which is expected to be completed in the second quarter of fiscal 1998.

At February 28, 1998, the Company had approximately $54.4 million of cash and cash equivalents and a maximum of approximately $113.8 million available under the Credit Facility, subject to compliance with certain financial covenants.

The Company expects that its primary capital needs for the remainder of fiscal year 1998 will include approximately $13.4 million of capital expenditures at the Company's current facilities, dividend payments and debt service.

The Company's debt at February 28, 1998, including the current portion of approximately $0.3 million, amounted to $150.5 million and consisted of $150 million of Senior Subordinated Notes and approximately $504,000 of other debt.

The maximum available principal balance under the Credit Facility at February 28, 1998 was $115 million, reduced by outstanding borrowings and letters of credit exposure. At February 28, 1998, there were no outstanding borrowings under the Credit Facility, the letters of credit exposure was $1.2 million and the maximum amount available was approximately $113.8 million, subject to compliance with financial covenants.

In 1998, required repayments of principal under the Credit Facility, assuming maximum principal amounts are outstanding, total $11.5 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of: (a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCR Services Company, Inc. ("HCRSC"), a wholly-owned subsidiary of the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCRSC. Additionally security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC and Reno Projects, Inc., a wholly-owned subsidiary of the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or the prime rate of Wells Fargo Bank, National Association ("Wells Fargo"), in each case plus an applicable margin. The applicable margins as of February 28, 1998 were 1.50% with respect to the LIBOR based interest rate, and 0.00%, with respect to the Wells Fargo prime rate based interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (a) minimum tangible net worth, (b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at February 28, 1998.

The Senior Subordinated Notes are governed by an indenture ( the 'Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At February 28, 1998, the guaranteeing Restricted Subsidiaries were HCCMC, HIMC, HLVMC and HTMC.

Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Subordinated Notes will mature on June 1, 2006. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a Change of Control (as defined in the Indenture) each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date. If the Merger is consummated, a Change of Control will be deemed to have occurred and the holders of the Senior Subordinated Notes will be able to require the Company to effect such a repurchase.

The Indenture contains certain covenants that impose limitations on, among other things, (a) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at February 28, 1998.

The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations during fiscal 1998, including capital improvements and replacements at the operating properties, dividends and debt service requirements.

Unless a significant number of holders of the Senior Subordinated Notes exercise their rights to effect a repurchase of the Senior Subordinated Notes upon the consummation of the Merger, which the Company does not consider likely, the existing sources of cash also provide the Company some flexibility in potential expansion of current operations or in its pursuit of new gaming opportunities in existing and emerging jurisdictions. The realization of such expansion opportunities may require capital investments in excess of current resources and additional financing may be required. The Company believes that additional funds could be obtained through additional debt or equity financing. However, any such financing would require the consent of Harveys Acquisition Corporation under the terms of the Merger Agreement and no assurance can be made that such consent would be granted or that such financing would be available at terms acceptable to the Company, if at all.

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various 'forward-looking statements' within the meaning of Section 27A of the securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as 'believes,' 'anticipates' or 'expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits
          See attached Exhibit Index

      (b) Report on Form 8-K

          On February 3, 1998, the Company filed a Current Report on Form 8-K, under Item 5, Other Events, in order to report the Company entering into the Merger Agreement. Pursuant to the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L.P., a Delaware limited partnership and affiliate of Colony Capital. Upon closing of the Merger, the Company will be an affiliate of Colony Capital. The all-cash transaction values each of the outstanding common shares of the Company at $28 per share and each of the outstanding options to acquire common shares of the Company at $28 less the exercise price per share. Closing of the Merger is subject to a number of conditions, including approval by the stockholders of at least two-thirds of the Company's common stock and receipt of all necessary regulatory approvals, including the approvals of Nevada, Colorado and Iowa gaming authorities. Stockholders owning approximately 41% of the Company's outstanding common stock, including the Company's largest stockholder, have agreed to vote in favor of the transaction. If the Merger has not closed by September 1, 1998, the Company's stockholders would receive additional consideration under certain circumstances.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HARVEYS CASINO RESORTS
                                          Registrant




Date:     April 10, 1998                  /s/ John J. McLaughlin
                                          ------------------------------------
                                          John J. McLaughlin,
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------   ---------------------------------------------------------------------
 2.1      Agreement and Plan of Merger, dated February 1, 1998 (1)

 3.1      Restated Articles of Incorporation of the Registrant (2)

 3.2      Sixth Amended Bylaws of the Registrant (3)

 4.1      Form of Stock Certificate of the Registrant (2)

 4.2 Indenture, dated as of May 15, 1996 by and among the Registrant ( the 'Issuer') Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. ( the 'Guarantors') and IBJ Schroder Bank & Trust Company as Trustee ( including form of Note) (4)

 4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the 'Issuer'), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the 'Guarantors'), and IBJ Schroder Bank and Trust Company as Trustee (5)

 4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Indenture as of May 15, 1996 among the Registrant (the 'Issuer'), Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the 'Guarantors'), and IBJ Schroder Bank and Trust Company as Trustee (6)

10.1      1998 Deferred Compensation Plan Participants (7)

10.2 Real Estate Option Agreement dated January 8, 1998 by and between Harveys Casino Resorts and Grand Plaza Limited Partnership (7)

10.3 Extension of Employment Agreement dated December 1, 1997 by and between Harveys Casino Resorts and Charles W. Scharer (7)

27        Financial Data Schedule (7)

          _______________________________________________

     (1) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed
               February 3, 1998.

     (2)       Incorporated herein by reference to Registration Statement No.
               33-70670.

     (3)       Incorporated herein by reference to the Registrant's Quarterly
               Report on Form 10-Q for                              the period
               ended May 31, 1996.

     (4)       Incorporated herein by reference to Registration Statement No.
               333-3576.

     (5) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed
               June 14, 1996.

     (6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997.

     (7)       Filed herewith