Form 10-Q
period 1998-05-31
HARVEYS CASINO RESORTS
filed 1998-07-15
CIK 914022

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 31, 1998
                                                    --------------
                                          or

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On July 7, 1998 the registrant had outstanding 10,065,982 shares of its $.01 par value, common stock.

                                HARVEYS CASINO RESORTS
                                        INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets,
          May 31, 1998 and November 30, 1997                                  3

          Condensed Consolidated Statements of
          Income For the Three Months Ended
          and the Six Months Ended May 31, 1998 and 1997                      4

          Condensed Consolidated Statements of Cash
          Flows For the Six Months Ended May 31, 1998 and 1997                5

          Notes to Condensed Consolidated Financial
          Statements                                                          6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  17

 Item 2.  Changes in Securities                                              17

 Item 3.  Defaults Upon Senior Securities                                    17

 Item 4.  Submission of Matters to a Vote of Security Holders                17

 Item 5.  Other Information                                                  17

 Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                   18

                                      2

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               HARVEYS CASINO RESORTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share amounts)

                                                          May 31,     November 30,
                                                           1998          1997
                                                         --------      --------
                                   ASSETS
Current assets
   Cash and cash equivalents                             $ 59,052      $ 55,035
   Accounts and notes receivable, net                       5,404         5,264
   Prepaid expenses                                         6,279         3,447
   Other current assets                                     4,506         4,310
                                                         --------      --------
      Total current assets                                 75,241        68,056

Property and equipment (net of accumulated
   depreciation of $137,155 and $128,110)                 317,284       318,270
Notes receivable -  related parties                         1,884         1,876
Other assets                                               15,488        15,263
                                                         --------      --------
      Total assets                                       $409,897       403,465
                                                         --------      --------
                                                         --------      --------


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                     $    122      $    633
   Accounts and contracts payable                           5,422         5,991
   Income taxes payable                                     3,445         7,056
   Accrued expenses                                        21,017        20,945
                                                         --------      --------
      Total current liabilities                            30,006        34,625

Long-term debt, net of current portion                    150,209       150,220
Deferred income taxes                                      23,023        23,023
Other liabilities                                          17,494        16,240
                                                         --------      --------
      Total liabilities                                   220,732       224,108
                                                         --------      --------

Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000
   shares authorized; none issued                              -             -
   Common stock, $.01 par value; 30,000,000
    shares authorized; shares issued 10,079,671
    and 9,853,488                                             101            99
   Additional paid-in capital and other                    43,451        39,043
   Retained earnings                                      145,838       140,415
  Treasury stock, at cost; 13,483 shares and
   12,516 shares                                             (225)         (200)
                                                         --------      --------
      Total stockholders' equity                          189,165       179,357
                                                         --------      --------
      Total liabilities and stockholders' equity         $409,897      $403,465
                                                         --------      --------
                                                         --------      --------

The accompanying notes are an integral part of these statements.

                                HARVEYS CASINO RESORTS
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share amounts)


                                                           Three Months                    Six Months
                                                           Ended May 31,                  Ended May 31,
                                                          --------------                 --------------
                                                       1998           1997           1998             1997
                                                    ---------      ---------      ---------        ---------
Revenues
   Casino                                           $  61,030      $ 55,252       $ 115,470        $ 99,249
   Lodging                                              8,083         7,515          15,685          14,461
   Food and beverage                                   11,058        10,811          21,752          19,971
   Other                                                1,659         1,571           3,380           3,168
   Management fees and joint venture                       -          1,676              -            2,670
  Less: Casino promotional allowances                  (5,293)       (5,116)        (10,978)         (9,695)
                                                    ---------      ---------      ---------        ---------
   Total net revenues                                  76,537        71,709         145,309         129,824
                                                    ---------      ---------      ---------        ---------
Costs and expenses
   Casino                                              28,505        25,679          55,655          47,581
   Lodging                                              3,474         3,432           6,600           6,549
   Food and beverage                                    7,369         7,363          14,359          14,361
   Other operating                                        704           675           1,422           1,338
   Selling, general and administrative                 19,239        18,477          38,134          34,892
   Depreciation and amortization                        5,055         4,523          10,364           8,944
                                                    ---------      ---------      ---------        ---------
   Total costs and expenses                            64,346        60,149         126,534         113,665
                                                    ---------      ---------      ---------        ---------
Operating income                                       12,191        11,560          18,775          16,159
                                                    ---------      ---------      ---------        ---------
Other income (expense)
   Interest income                                        455           120             904             163
   Interest expense                                    (4,449)       (4,896)         (8,913)         (9,847)
   Other, net                                             (42)         (101)            (60)            215
                                                    ---------      ---------      ---------        ---------
      Total other income (expense)                     (4,036)       (4,877)         (8,069)         (9,469)
                                                    ---------      ---------      ---------        ---------
Income before income taxes                              8,155         6,683          10,706           6,690
Income tax provision                                   (3,263)       (2,705)         (4,283)         (2,708)
                                                    ---------      ---------      ---------        ---------
Net income                                           $  4,892      $  3,978        $  6,423        $  3,982
                                                    ---------      ---------      ---------        ---------
                                                    ---------      ---------      ---------        ---------
Income per common share
      Basic                                          $   0.49      $   0.41        $   0.64        $   0.41
                                                    ---------      ---------      ---------        ---------
                                                    ---------      ---------      ---------        ---------
      Diluted                                        $   0.48      $   0.40        $   0.64        $   0.41
                                                    ---------      ---------      ---------        ---------
                                                    ---------      ---------      ---------        ---------

   Dividends declared per common share               $   0.05      $   0.05        $   0.10        $   0.10
                                                    ---------      ---------      ---------        ---------
                                                    ---------      ---------      ---------        ---------
Weighted average common shares used in
   calculating income per common share
     Basic                                         10,065,954     9,822,152       9,980,392       9,817,845
                                                   ----------    ----------      ----------      -----------
                                                   ----------    ----------      ----------      -----------
     Diluted                                       10,146,529     9,829,885      10,060,009       9,829,204
                                                   ----------    ----------      ----------      -----------
                                                   ----------    ----------      ----------      -----------

           The accompanying notes are an integral part of these statements.

                                HARVEYS CASINO RESORTS
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                             Six Months Ended May 31,
                                                             ------------------------
                                                             1998                1997
                                                             ----                ----
Cash flows from operating activities
   Net income                                                $  6,423       $  3,982
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                         10,364          8,944
         Reduction of income taxes payable                     (2,687)            -
         Other, net                                            (4,085)         3,199
                                                              --------       --------
            Net cash provided by operating
              activities                                       10,015         16,125
                                                              --------       --------

Cash flows from investing activities
   Capital expenditures                                        (7,863)       (15,638)
   Proceeds from disposition of assets                             44          3,603
   Other, net                                                      (7)          (109)
                                                              --------       --------
            Net cash used in investing activities              (7,826)       (12,144)
                                                              --------       --------

Cash flows from financing activities
   Principal payments on long-term debt                          (523)       (12,028)
   Dividends paid                                              (1,000)          (982)
   Proceeds from long-term debt                                   -            9,688
   Exercise of options to purchase stock                        3,382            196
   Other, net                                                     (31)           (27)
                                                              --------       --------
            Net cash provided by (used in)
              financing activities                              1,828         (3,153)
                                                              --------       --------
Increase in cash and cash equivalents                           4,017            828
Cash and cash equivalents at beginning of period               55,035         21,121
                                                              --------       --------
Cash and cash equivalents at end of period                    $59,052      $  21,949
                                                              --------       --------

Supplemental cash flows disclosure
   Cash paid for interest, net of amounts
     capitalized                                             $  8,388      $   9,372
   Cash paid for income taxes                                   6,970            663


           The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation, (the "Company") is engaged in the casino entertainment industry. In 1996, the Company formed a wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ("HTMC") to own and operate the Company's resort on the south shore of Lake Tahoe, Nevada. On May 22, 1997, HTMC was licensed by the Nevada gaming authorities and on June 1, 1997 the Company transferred the ownership of Harveys Resort Hotel/Casino to HTMC. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ("HCCMC"), owns and operates Harveys Wagon Wheel Hotel/Casino
     in Central City, Colorado.    Until April 30, 1996, HCCMC owned 70% of the
     equity interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owned Harveys Wagon Wheel Hotel/Casino. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. On June 1, 1997, the Company contributed its 30% interest in HWW to HCCMC. Subsequently, HWW was liquidated and HCCMC became the sole owner and operator of Harveys Wagon Wheel Hotel/Casino. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ("HLVMC"), owned
     40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997 the Company sold its 40% equity interest and its interest in the management contract to HRHC. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC") is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa.

     The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

2. Proposed Merger -At the Company's annual meeting of stockholders, held May 14, 1998, the Company's stockholders voted to adopt an Agreement and Plan of Merger, dated as of February 1, 1998 (the "Merger Agreement") and
     approved the merger described therein (the "Merger").   Pursuant to the
     Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L.P., a Delaware limited partnership and controlled affiliate of Colony Capital, Inc. of Los Angeles, California ("Colony Capital"). Upon closing of the Merger, the Company will be an affiliate of
     Colony Capital.   The all-cash transaction values each of the approximately
     10.1 million outstanding common shares of the Company at $28 and each of the outstanding options to purchase approximately 0.7 million common shares of the Company at $28 less the option exercise price per share. Closing of the Merger is subject to a number of conditions, including receipt of all necessary regulatory approvals, including those of Nevada, Colorado and Iowa gaming authorities. If the Merger has not closed by September 1, 1998, the Company's stockholders would receive additional consideration under certain circumstances. The additional consideration would be an amount in cash, without interest, equal to the difference, if positive, of
     (a) the product of (i) $1.96 times (ii) a fraction the numerator of which shall be the number of days elapsed from and including September 1, 1998 to and excluding the date the Merger closes and the denominator of which shall be 365, minus (b) the quotient of (1) the aggregated amount of all cash dividends paid on the Company's common stock during the period from and including September 1, 1998 to and excluding the date the Merger closes, divided by (2) the number of shares of the Company's common stock upon which the cash consideration is to be paid plus the number of shares of the Company's common stock underlying the stock options to acquire the Company's common stock upon which the cash consideration is to be paid.

3. Net Income Per Common Share - As of December 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The Company has restated the prior periods net income per common share to conform with the provisions of SFAS No. 128. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include restricted stock and stock options outstanding and exercisable for the purpose of calculating diluted net income per common share. The Company has no other potentially dilutive securities.

     A reconciliation of net income and shares for basic and diluted net income per common share follows (dollars in thousands, except per share amounts):

                                                                 Three Months                          Three Months
                                                              Ended May 31, 1998                    Ended May 31, 1997
                                                              ------------------                    ------------------
                                                                            Per Share                              Per Share
                                                     Income      Shares        Amount        Income      Shares       Amount
                                                    -------    ----------     --------       ------    ---------      -------
      Basic net income per common share             $ 4,892    10,065,954      $  0.49       $3,978    9,822,152      $  0.41
                                                                              --------                                -------
                                                                              --------                                -------
      Effect of dilutive securities                                80,575                                  7,733
                                                    -------    ----------                    ------    ---------
      Diluted net income per common share           $ 4,892    10,146,529      $  0.48       $3,978    9,829,885      $  0.40
                                                    -------    ----------      -------       ------    ---------      -------
                                                    -------    ----------      -------       ------    ---------      -------

                                                                  Six Months                            Six Months
                                                              Ended May 31, 1998                    Ended May 31, 1997
                                                              ------------------                    ------------------
                                                                            Per Share                              Per Share
                                                     Income      Shares        Amount        Income      Shares       Amount
                                                    -------    ----------     --------       ------    ---------      -------

   Basic net income per common share               $  6,423     9,980,392    $   0.64     $  3,982    9,817,845      $  0.41
                                                                             --------                                -------
                                                                             --------                                -------
   Effect of dilutive securities                                   79,617                                11,359
                                                   --------     ---------                 --------    ---------
   Diluted net income per common share             $  6,423    10,060,009    $   0.64     $  3,982    9,829,204      $  0.41
                                                   --------    ----------    --------     --------    ---------      -------
                                                   --------    ----------    --------     --------    ---------      -------


4. Recently Issued Accounting Standards - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (a) that engages in business activities from which it earns revenues and incurs expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative periods will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) to be expensed as incurred. The Company will be required to adopt SOP 98-5 beginning December 1, 1999, although earlier adoption is encouraged. On adoption, restatement of previously issued financial statements will not be permitted. The initial effect of adopting SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company has not yet determined if it will elect to adopt SOP 98-5 early nor has it determined what effect, if any, the adoption of SOP 98-5 will have on the financial position or results of operations of the Company.

5. Subsidiary Guarantors - The 10 5/8% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company ( the "Subsidiary Guarantors") except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been included because management has determined they are not material to investors. If the Merger is consummated (See Note 2), under the terms of the Indenture governing the Senior Subordinated Notes, each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company currently owns and operates: (a) Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada, (b) Harveys Wagon Wheel Hotel/Casino in Central City, Colorado and (c) Harveys Casino Hotel in Council Bluffs, Iowa. Until October 24, 1997, the Company, through its wholly-owned subsidiary, HLVMC, owned 40% of the equity interest in HRHC, which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC.

     The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino, which, since June 1, 1997, has been owned and operated by the Company's wholly-owned subsidiary, HTMC, have been presented for all periods, excluding the effects of corporate and future business development expenses. Those expenses have been presented under the caption "Corporate and Development". The operating results of HLVMC, for the three months and six months ended May 31, 1997, include the fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino. The Company sold its interests in HRHC on October 24, 1997.


Results of Operations                                Three Months                  Six Months
                                                     Ended May 31,                Ended May 31,
                                                     -------------                -------------
                                                 1998           1997           1998          1997
                                              --------        --------        -------      --------
                                                               (dollars in thousands)
Net Revenues
   Harveys Resort Hotel/Casino                $ 31,777        $ 31,784        $ 59,451     $ 56,019
   Harveys Wagon Wheel Hotel/Casino             16,257          12,149          30,772       22,431
   Harveys Casino Hotel - Iowa                  28,503          26,100          55,086       48,704
   Harveys L. V. Management Company                  -           1,676               -        2,670

Operating Income (Loss)
   Harveys Resort Hotel/ Casino              $   5,411       $   5,158      $  7,456       $  6,352
   Harveys Wagon Wheel Hotel/ Casino             4,188           2,792         7,409          4,362
   Harveys Casino Hotel - Iowa                   5,602           5,105        10,157          8,670
   Harveys L. V.  Management Company                 -           1,621             -          2,559
   Corporate and Development                    (3,010)         (3,116)       (6,247)        (5,784)


EBITDA (1)
  Harveys Resort Hotel/ Casino               $   7,699        $  7,147      $ 12,254       $ 10,329
   Harveys Wagon Wheel Hotel/ Casino             5,096           3,548         9,223          5,868
   Harveys Casino Hotel - Iowa                   7,345           6,655        13,639         11,750
   Harveys L. V. Management Company                  -           1,676             -          2,670
   Corporate and Development                    (2,894)         (2,943)       (5,977)        (5,514)

Note to the operating results
(1) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

COMPARISON OF THE QUARTER ENDED MAY 31, 1998 TO THE QUARTER ENDED  MAY 31, 1997

The Company's consolidated net revenues for the second quarter of fiscal 1998 amounted to approximately $76.5 million, a new record for the Company's second quarter and an increase of $4.8 million, or 6.7%, over net revenues recorded in the second quarter of fiscal 1997. The improvement was largely attributable to the $4.1 million increase in net revenues recognized at Harveys Wagon Wheel Hotel/Casino. The Colorado property enjoyed the benefit of the 530 space parking garage which opened early in the third quarter of fiscal 1997. Harveys Casino Hotel in Iowa recorded an increase in net revenues of $2.4 million due, in part, to expanded gaming facilities which opened near the end of the first fiscal quarter and increased the slot machine count by approximately 180 machines. Net revenues from the Company's Lake Tahoe property equaled those of the second quarter of fiscal 1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino declined, by $1.7 million, as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino in October 1997.

Casino revenues for the second quarter of fiscal 1998 amounted to approximately $61.0 million, an improvement of $5.8 million, or 10.5%, over the comparable quarter of the prior year. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $4.1 million in casino revenues over the prior year comparable quarter. The gaming activity at the Council Bluffs property produced an increase of approximately $2.2 million in casino revenues. The Company's
Lake Tahoe casino revenues declined by approximately $0.6 million.    Casino
costs and expenses increased for the comparable periods, up $2.8 million to $28.5 million. The Council Bluffs casino accounted for $1.8 million of the increase while the Colorado operations accounted for approximately $1.7 million of the increase and the Lake Tahoe operations recorded a $0.6 million improvement in casino costs. The increase in casino costs and expenses was attributable to increases in gaming taxes and licenses and promotional expenses, a consequence of increased casino revenues.

Lodging revenues for the fiscal 1998 second quarter improved by approximately $0.6 million, or 7.5%, over the prior year second quarter and amounted to $8.1 million. The hotel facility in Lake Tahoe contributed $0.5 million of the quarter-over-quarter increase. The improvement in lodging revenues can be attributed to an increase in the occupancy rate at all properties. Lodging profits improved by approximately $0.5 million.

Food and beverage revenues for the current fiscal year second quarter amounted to $11.1 million, an improvement of over $0.2 million, or 2.3%, over prior year
second quarter.   Food and beverage revenues from the Council Bluffs property contributed an increase of nearly $0.2 million. Food and beverage profits and margins increased for the quarter-to-quarter comparison due to increased revenues at all properties and the controlling of related costs.

Other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino decreased approximately $1.6 million, or 48.9%, in the aggregate as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino.

Selling, general and administrative expenses increased by approximately $0.7 million, or 4.1%, to $19.2 million for the current fiscal year second quarter. The Lake Tahoe operations recognized a decrease of approximately $0.1 million in overall selling, general and administrative expenses from the second quarter of fiscal 1997 compared to the current fiscal year second quarter, while these expenses increased by $0.9 million at the Central City property. Corporate expenses decreased by approximately $0.1 million. The quarter-over-quarter increase in selling, general and administrative expenses resulted from increased advertising and promotional expenses.

Depreciation and amortization expenses increased by approximately $0.5 million, or 11.8 percent. The increase was attributable to replacements and improvements at the operating properties.

Interest expense, net of interest income and interest capitalized, decreased by approximately $0.8 million, or 16.4%, to $4.0 million for the second quarter of fiscal 1998. The decrease was attributable to the use of the proceeds from the Company's October 1997 sale of its interests in the Hard Rock Hotel and Casino. A portion of the proceeds was used to pay off the outstanding balance under the Company's reducing revolving credit agreement with a consortium of banks (the 'Credit Facility'), thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.2 million of interest expense was capitalized in the second quarter of fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized in the second quarter of fiscal 1998.

As a result of the above, net income for the second quarter of fiscal 1998 amounted to $4.9 million compared to $4.0 million for the second quarter of fiscal 1997, an increase of 23.0 percent.

COMPARISON OF THE SIX MONTHS ENDED MAY 31, 1998 TO THE SIX MONTHS ENDED MAY 31, 1997

The Company's consolidated net revenues for the six months ended May 31, 1998 amounted to approximately $145.3 million, an increase of $15.5 million, or 11.9%, over net revenues recorded in the same period of fiscal 1997. The improvement was attributable to an increase in net revenues at all of the Company's properties. Harveys Wagon Wheel Hotel/Casino experienced an increase in net revenues of $8.4 million. The increased net revenues from the Colorado property demonstrated the value of additional on-site parking brought on by the
opening of the 530 space parking garage in June 1997.   Net revenues at Harveys
Casino Hotel in Iowa improved by $6.4 million due, in part, to the casino expansion. Net revenues from the Company's Lake Tahoe property increased by approximately $3.4 million due, in part, to a decrease in weather related road closures or controls in the first quarter of 1998 compared to 1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino declined by approximately $2.7 million as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino in October 1997.

Casino revenues for the first half of fiscal 1998 amounted to approximately $115.5 million, an improvement of $16.2 million, or 16.3%, over the comparable prior year period. Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $8.4 million in casino revenues over the prior year comparable period. The six months of gaming activity in Iowa produced an increase of approximately $6.1 million in casino revenues. The Company's Lake Tahoe casino revenues improved by approximately $1.8 million. Casino costs and expenses increased for the comparable periods, up $8.1 million to $55.7 million for the current year period. The Council Bluffs casino accounted for $5.0 million of the increase while the Colorado operations accounted for approximately $3.4 million of the increase. The Lake Tahoe operations produced a $0.3 million improvement in casino costs due to lower promotional costs and the reduction of other operating costs.

Lodging revenues for the fiscal 1998 six month period improved by approximately $1.2 million, or 8.5%, over the prior year comparable period and amounted to $15.7 million. The hotel facility at Lake Tahoe contributed $0.9 million of the lodging revenues improvement and the Council Bluffs hotel contributed approximately $0.3 million of the lodging revenues improvement. Lodging profits improved by approximately $1.2 million. The improvement in lodging profit margins was the result of all properties recording revenue improvements and overall lodging costs and expenses remaining level.

Food and beverage revenues for the current fiscal year period amounted to $21.8 million, an improvement of approximately $1.8 million, or 8.9%, over the 1997 period. The Lake Tahoe property contributed an increase of approximately $1.0 million and the Council Bluffs property contributed an increase of approximately $0.7 million. The Central City property contributed an increase of $0.1 million in beverage revenues. Food and beverage profits and margins improved for the period-to-period comparison due to increased revenues at all operating properties and the controlling of related costs.

Other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino decreased by approximately $2.5 million, or 42.1%, in the aggregate as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino.

Selling, general and administrative expenses increased by approximately $3.2 million, or 9.3%, to $38.1 million for the current fiscal year period. The operations in Central City experienced an increase of approximately $1.7 million in selling, general and administrative expenses. The Lake Tahoe operations recognized an increase in overall selling, general and administrative expenses of approximately $1.0 million while Corporate expenses increased by $0.5 million. Selling, general and administrative expenses in Council Bluffs remained level.

Depreciation and amortization expenses increased by $1.4 million, or 15.9 percent. The depreciation expense at the Lake Tahoe property included a charge of approximately $0.4 million related to the disposal of assets necessary to facilitate the construction of a Hard Rock Cafe on the casino floor scheduled to open early in the third quarter of fiscal 1998. The balance of the increase was attributable to the completion of the parking garage in Central City and replacements and improvements at the operating properties.

Interest expense, net of interest income and interest capitalized, decreased by approximately $1.7 million to $8.0 million for the first six months of fiscal 1998. The decrease was attributable to the use of the proceeds from the Company's October 1997 sale of its interests in the Hard Rock Hotel and Casino. A portion of the proceeds was used to pay the outstanding balance under the Company's Credit Facility, thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.3 million of interest expense was capitalized in fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized in fiscal 1998.

Net income for the first six months of fiscal 1998 amounted to approximately $6.4 million compared to $4.0 million for the prior fiscal year period, an increase of 61.3 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources during the first six months of fiscal year 1998 have been cash flow from operations and the proceeds of approximately $3.4 million from the exercise of options to purchase shares of the Company's common stock.

During the first half of fiscal 1998, the Company expended approximately $7.0 million in cash for income taxes. Additionally, the Company made cash payments for dividends of approximately $1.0 million during the period and incurred additional cash expenditures of approximately $7.9 million in connection with capital improvements and replacements, approximately $5.0 million of which was related to casino expansion and remodeling in Council Bluffs, which was completed near the end of the first quarter of fiscal 1998.

At May 31, 1998, the Company had approximately $59.1 million of cash and cash equivalents and a maximum of approximately $113.0 million available under the Credit Facility, subject to compliance with certain financial covenants.

The Company expects that its primary capital needs for the remainder of fiscal year 1998 will include approximately $11.6 million of capital expenditures at the Company's current facilities, dividend payments and debt service.

The Company's debt at May 31, 1998, including the current portion of approximately $0.1 million, amounted to $150.3 million and consisted of $150 million of Senior Subordinated Notes and approximately $0.3 million of other debt.

The maximum available principal balance under the Credit Facility at May 31, 1998 was $115 million, reduced by outstanding borrowings and letter of credit exposure. At May 31, 1998 there were no outstanding borrowings under the Credit Facility, the letters of credit exposure was $2.0 million and the maximum amount available was approximately $113.0 million, subject to compliance with financial covenants.

In 1998, required repayments of principal under the Credit Facility, assuming maximum principal amounts are outstanding, total $11.5 million. The year-end maximum principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of : (a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCR Services Company, Inc. ("HCRSC"), a wholly-owned subsidiary of the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCRSC. Additionally security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC and Reno Projects, Inc., a wholly-owned subsidiary of the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or the prime rate of Wells Fargo
Bank, National Association ("Wells Fargo"), in each case plus an applicable margin. The applicable margins as of May 31, 1998 were 1.50% with respect to the LIBOR based interest rate, and 0.00%, with respect to the Wells Fargo prime rate based interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (a) minimum tangible net worth, (b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at May 31, 1998.

The Senior Subordinated Notes are governed by an indenture ( the 'Indenture') and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company ( as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At May 31, 1998, the guaranteeing Restricted Subsidiaries are HCCMC, HIMC, HLVMC and HTMC.

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

The Indenture contains certain covenants that impose limitations on, among other things, (a) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture).
These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at May 31, 1998.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This document includes various "forward-looking statements" within the meaning of Section 27A of the securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates", or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
        Not Applicable

Item 2  Changes in Securities.
        Not Applicable

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on May 14, 1998.

         Matters voted upon at the meeting were: (i) a proposal to adopt an Agreement and Plan of Merger, dated as of February 1, 1998 and approve the merger described therein (the "Merger") providing for the merger of the Company and Harveys Acquisition Corporation, a Nevada corporation ("Acq Corp") which is an affiliate of Colony Capital, Inc., a Delaware corporation and, (ii) the election of three directors to serve for a term of three years in the event that the Merger was not approved or is not consummated, or a term representing the period from the annual meeting of the Company's shareholders until the time the Merger becomes effective, if the Merger is consummated.

         In respect to the adoption of the Agreement and Plan of Merger and the approval of the Merger the following vote was recorded:
         8,216,306 votes for, 192,611 votes against, 1,657,590 abstentions or broker non-votes. In respect to the election of directors the following vote was recorded: Richard F. Kudrna, Sr., 9,506,657 votes for, 80,595 votes withheld, 479,255 abstentions or broker non-votes; Jessica L. Ledbetter, 9,506,558 votes for, 80,696 votes withheld, 479,253 abstentions or broker non-votes; Franklin L. Rahbeck, 9,506,605 votes for, 80,648 votes withheld, 479,254 abstentions or broker non-votes.

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


                                     HARVEYS CASINO RESORTS
                                     ----------------------
                                     Registrant





Date:     July 10, 1998              /s/ John J. McLaughlin
                                     ----------------------
                                     John J. McLaughlin,
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Authorized Officer and Principal
                                     Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                             Description
--------  -------------------------------------------------------------------

3.1            Restated Articles of Incorporation of the Registrant (1)

3.2            Sixth Amended Bylaws of the Registrant (2)

4.1            Form of Stock Certificate of the Registrant (1)

4.2 Indenture, dated as of May 15, 1996 by and among the Registrant (the "Issuer") Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the "Guarantors") and IBJ Schroder Bank & Trust Company as Trustee (including form of Note) (3)

4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the "Issuer"), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the "Guarantors"), and IBJ Schroder Bank and Trust Company as Trustees (4)

4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Indenture as of May 15, 1996 among the Registrant (the "Issuer"), Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Limited Liability Company, Harveys Iowa Management Company, Inc., and Harveys L. V. Management Company, Inc. (the "Guarantors"), and IBJ Schroder Bank and Trust Company as Trustee (5).

27.1           Financial Data Schedule (6)

27.2           Financial Data Schedule (restated) (6)
_______________________

     (1)       Incorporated herein by reference to Registration Statement
               No. 33-70670.

     (2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996.

     (3)       Incorporated herein by reference to Registration Statement
               No. 333-3576.

     (4) Incorporated herein by reference to Registrant's Current Report of Form 8-K filed June 14, 1996.

     (5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997.

     (6)       Filed herewith