Form 10-Q
period 1998-08-31
HARVEYS CASINO RESORTS
filed 1998-10-15
CIK 914022

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 31, 1998
                                        or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On October 9, 1998 the registrant had outstanding 10,065,336 shares of its $.01 par value, common stock.

                                HARVEYS CASINO RESORTS
                                        INDEX

PART I.  FINANCIAL INFORMATION                                   Page No.

 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets,
          August 31, 1998 and November 30, 1997                          3

          Condensed Consolidated Statements of
          Income For the Three Months Ended
          and the Nine Months Ended August 31, 1998 and 1997             4
          Condensed Consolidated Statements of Cash
          Flows For the Nine Months Ended August 31, 1998 and 1997       5

          Notes to Condensed Consolidated Financial
          Statements                                                     6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation                  10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                             20

 Item 2.  Changes in Securities                                         20

 Item 3.  Defaults Upon Senior Securities                               20

 Item 4.  Submission of Matters to a Vote of Security Holders           20

 Item 5.  Other Information                                             20

 Item 6.  Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                              21

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amounts)

                                             August 31,  November 30,
                                                1998        1997
                                             ----------  ------------
     ASSETS
Current assets
  Cash and cash equivalents                    $78,245    $ 55,035
  Accounts and notes receivable, net             5,652       5,264
  Prepaid expenses                               4,033       3,447
  Other current assets                           4,517       4,310
                                              --------   ---------
     Total current assets                       92,447      68,056

Property and equipment (net of accumulated
  depreciation of $141,565 and $128,110)       316,658     318,270
Notes receivable -  related parties              1,876       1,876
Other assets                                    15,664      15,263
                                              --------   ---------
     Total assets                             $426,645   $ 403,465
                                              --------   ---------
                                              --------   ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt           $     11   $     633
  Accounts and contracts payable                 6,044       5,991
  Income taxes payable                           5,948       7,056
  Accrued interest payable                       4,153         175
  Accrued expenses                              22,518      20,770
                                              --------   ---------
     Total current liabilities                  38,674      34,625

Long-term debt, net of current portion         150,209     150,220
Deferred income taxes                           23,023      23,023
Other liabilities                               18,131      16,240
                                              --------   ---------
     Total liabilities                         230,037     224,108
                                              --------   ---------
Stockholders' equity
  Preferred stock, $.01 par value;
  5,000,000 shares authorized;
    none issued                                     --          --
  Common stock, $.01 par value;
  30,000,000 shares authorized;
    shares issued 10,079,671 and 9,853,488         101          99
  Additional paid-in capital and other          43,483      39,043
  Retained earnings                            153,267     140,415
  Treasury stock, at cost; 14,155 shares
    and 12,516 shares                             (243)       (200)
                                              --------   ---------
  Total stockholders' equity                   196,608     179,357
                                              --------   ---------
  Total liabilities and stockholders' equity  $426,645    $403,465
                                              --------   ---------
                                              --------   ---------

     The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share amounts)

                                       Three Months            Nine Months
                                     Ended August 31,        Ended August 31,
                                    1998         1997       1998         1997
                                  --------     --------   --------     --------
Revenues
  Casino                          $68,030      $63,148    $183,501     $162,397
  Lodging                          10,447       10,199      26,157       24,659
  Food and beverage                13,726       13,378      35,479       33,380
  Other                             2,203        2,099       5,583        5,267
  Management fees and
     joint venture                     --        1,251          --        3,920
  Less: Casino
  promotional allowances           (6,783)      (6,399)    (17,763)     (16,092)
                                  --------     --------    --------     --------
     Total net revenues            87,623       83,676     232,957      213,531
                                  --------     --------    --------     --------
Costs and expenses
  Casino                           30,653       27,306      86,310       75,168
  Lodging                           3,673        3,524      10,299       10,051
  Food and beverage                 8,305        8,461      22,664       22,595
  Other operating                     808          806       2,230        2,145
  Selling, general and
     administrative                20,636       20,541      58,766       55,432
  Depreciation and
     amortization                   5,276        5,043      15,641       13,987
  Merger related costs              1,103            -       1,103            -
                                  --------     --------    --------     --------
     Total costs and expenses      70,454       65,681     197,013      179,378
                                  --------     --------    --------     --------
Operating income                   17,169       17,995      35,944       34,153
                                  --------     --------    --------     --------
Other income (expense)
  Interest income                     591           81       1,495           245
  Interest expense                 (4,477)      (4,929)    (13,390)      (14,776)
  Other, net                          (63)        (166)       (123)           49
                                  --------     --------    --------     --------
     Total other income (expense)  (3,949)      (5,014)    (12,018)      (14,482)
                                  --------     --------    --------     --------
Income before income taxes         13,220       12,981      23,926        19,671
Income tax provision               (5,288)      (5,257)     (9,571)       (7,965)
                                  --------     --------    --------     --------
Net income                        $ 7,932      $ 7,724     $14,355      $ 11,706
                                  --------     --------    --------     --------
                                  --------     --------    --------     --------
Income per common share
  Basic                           $  0.79      $  0.79     $  1.43      $  1.19
                                  --------     --------    --------     --------
                                  --------     --------    --------     --------

  Diluted                         $  0.77      $  0.78     $  1.41      $  1.19
                                  --------     --------    --------     --------
                                  --------     --------    --------     --------
  Dividends declared
  per common share                $  0.05      $  0.05     $  0.15      $  0.15
                                  --------     --------    --------     --------
                                  --------     --------    --------     --------
Weighted average common
  shares used in calculating
  income per common share
    Basic                       10,065,851    9,832,206  10,009,086    9,822,667
                                ----------    ---------  ----------    ---------
                                ----------    ---------  ----------    ---------
    Diluted                     10,265,027    9,851,443  10,213,456    9,835,297
                                ----------    ---------  ----------    ---------
                                ----------    ---------  ----------    ---------

          The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)


                                            Nine Months Ended August 31,
                                            ----------------------------
                                                 1998        1997
                                                 ----        ----
Cash flows from operating activities
  Net income                                    $14,355    $11,706
  Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization             15,641     13,987
       Other, net                                 5,062     14,165
                                                -------     -------
     Net cash provided by operating activities  35,058      39,858
                                               -------     --------
Cash flows from investing activities
  Capital expenditures                         (13,040)    (22,114)
  Proceeds from disposition of assets               98       3,674
  Other, net                                        --         (45)
                                               -------     --------
     Net cash used in investing activities     (12,942)    (18,485)
                                               -------     --------

Cash flows from financing activities
  Principal payments on long-term debt            (633)    (26,049)
  Dividends paid                                (1,503)     (1,474)
  Proceeds from long-term debt                      --      11,014
  Exercise of options to purchase stock          3,382         388
  Other, net                                      (152)       (325)
                                               -------     --------
     Net cash used in financing activities       1,094     (16,446)
                                               -------     --------
Increase in cash and cash equivalents           23,210       4,927
Cash and cash equivalents at beginning
  of period                                     55,035      21,121
                                               -------     --------
Cash and cash equivalents at end of period     $78,245     $26,048
                                               -------     --------
                                               -------     --------
Supplemental cash flows disclosure
  Cash paid for interest, net of
    amounts capitalized                         $8,513     $10,104
  Cash paid for income taxes                     9,755         663


     The accompanying notes are an integral part of these statements.

                              HARVEYS CASINO RESORTS
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation, (the "Company") is engaged in the casino entertainment industry. Through its wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ("HTMC"), the Company owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ("HCCMC"), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ("HLVMC"), owned 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997 the Company sold its 40% equity interest and its interest in the management contract to HRHC. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC") is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa.

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

2. Proposed Merger - At the Company's annual meeting of stockholders, held May 14, 1998, the Company's stockholders voted to adopt an Agreement and Plan of Merger, dated as of February 1, 1998 (the "Merger Agreement")
     and approved the merger described therein (the "Merger").   Pursuant to
     the Merger Agreement, the Company has agreed to merge with Harveys Acquisition Corporation, a Delaware corporation which is an affiliate of Colony Investors III, L.P., a Delaware limited partnership and controlled affiliate of Colony Capital, Inc. of Los Angeles,

     California ("Colony Capital").  Upon closing of the Merger, the Company
     will be an affiliate of Colony Capital.   The all-cash transaction values
     each of the approximately 10.1 million outstanding common shares of the Company at $28 and each of the approximately 0.7 million common shares of the Company underlying outstanding options to purchase common shares at $28 less the option exercise price per share. Closing of the Merger is subject to a number of conditions, including receipt of all necessary regulatory approvals, including those of Nevada, Colorado and Iowa gaming authorities. The Company's stockholders may receive additional consideration under certain circumstances. The additional consideration would be an amount in cash, without interest, equal to the difference, if positive, of (a) the product of (i) $1.96 times (ii) a fraction the numerator of which shall be the number of days elapsed from and including September 1, 1998 to and excluding the date the Merger closes and the denominator of which shall be 365, minus (b) the quotient of (1) the aggregated amount of all cash dividends paid on the Company's common stock during the period from and including September 1, 1998 to and excluding the date the Merger closes, divided by (2) the number of shares of the Company's common stock upon which the cash consideration is to be paid plus the number of shares of the Company's common stock underlying the stock options to acquire the Company's common stock upon which the cash consideration is to be paid.

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

     A reconciliation of net income and shares for basic and diluted net income per common share follows (dollars in thousands, except per share amounts):

                                                   Three Months                           Three Months
                                               Ended August 31, 1998                  Ended August 31, 1997
                                               ---------------------                   ---------------------
                                                                 Per Share                            Per Share
                                          Income      Shares        Amount       Income     Shares       Amount
                                          -------   ----------     --------      ------    ---------     -------
     Basic net income per common share    $ 7,932   10,065,851      $  0.79     $ 7,724    9,832,206     $  0.79
                                                                    -------                              -------
                                                                    -------                              -------
     Effect of dilutive securities                     199,176                                19,237
                                          -------   ----------                  -------    ---------
     Diluted net income per common share  $ 7,932   10,265,027      $  0.77     $ 7,724    9,851,443     $  0.78
                                          -------   ----------      -------     -------    ---------     -------
                                          -------   ----------      -------     -------    ---------     -------

                                                    Nine Months                          Nine Months
                                               Ended August 31, 1998                  Ended August 31, 1997
                                               ---------------------                  ---------------------
                                                                 Per Share                             Per Share
                                          Income      Shares        Amount      Income      Shares        Amount
                                          -------   ----------     --------      ------    ---------     -------
     Basic net income per common share   $ 14,355   10,009,086      $  1.43     $11,706    9,822,667      $ 1.19
     Effect of dilutive securities                     204,370      -------                   12,630     -------
                                                                    -------                              -------
                                          -------   ----------                  -------    ---------
     Diluted net income per common share $ 14,355   10,213,456      $  1.41     $11,706    9,835,297      $ 1.19
                                          -------   ----------      -------     -------    ---------     -------
                                          -------   ----------      -------     -------    ---------     -------

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

5. Subsidiary Guarantors - The 10 5/8% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"), issued by the Company are guaranteed by all direct and indirect subsidiaries of the Company (the "Subsidiary Guarantors") except for subsidiaries which are inconsequential. The guarantees are full and unconditional and are joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been included because management has determined they are not material to investors. If the Merger is consummated (see Note
     2), under the terms of the Indenture governing the Senior Subordinated Notes, each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date.

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

  The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort Hotel/Casino, which, since June 1, 1997, has been owned and operated by the Company's wholly-owned subsidiary, HTMC, have been presented for all periods, excluding the effects of corporate and future business development expenses. Those expenses have been presented under the caption "Corporate and Development". The operating results of HLVMC, for the three months and nine months ended August 31, 1997, include the fees earned by such entity for managing the operations of the Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino.


Results of Operations                         Three Months             Nine Months
                                            Ended August 31,         Ended August 31,
                                            ----------------        ------------------
                                           1998         1997        1998          1997
                                           ----         ----        ----          ----
                                                    (dollars in thousands)
Net Revenues
Harveys Resort Hotel/Casino              $ 42,287     $ 42,339    $101,739     $ 98,390
  Harveys Wagon Wheel Hotel/Casino         16,263       13,919      47,035       36,350
  Harveys Casino Hotel - Iowa              29,073       26,167      84,183       74,871
  Harveys L. V. Management Company             --        1,251          --        3,920

Operating Income (Loss)
  Harveys Resort Hotel/Casino            $ 11,967     $ 11,946     $ 19,424    $ 18,298
  Harveys Wagon Wheel Hotel/Casino          3,593        2,852       11,002       7,215
  Harveys Casino Hotel - Iowa               5,772        4,754       15,928      13,423
  Harveys L. V.  Management Company            --        1,196           --       3,754
  Corporate and Development                (4,163)      (2,753)     (10,410)     (8,537)


EBITDA (1)
  Harveys Resort Hotel/Casino            $ 14,274     $ 14,217     $ 26,529    $ 24,546
  Harveys Wagon Wheel Hotel/Casino          4,493        3,704       13,716       9,573
  Harveys Casino Hotel - Iowa               7,701        6,481       21,340      18,230
  Harveys L. V. Management Company             --        1,251           --       3,920
  Corporate and Development                (2,921)      (2,615)      (8,898)     (8,129)


Note to the operating results
(1) EBITDA (operating income plus depreciation and amortization and merger related costs) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

COMPARISON OF THE QUARTER ENDED AUGUST 31, 1998 TO THE QUARTER ENDED AUGUST 31, 1997

The Company's consolidated net revenues for the third quarter of fiscal 1998 amounted to approximately $87.6 million, a new record for the Company's third quarter and an increase of $3.9 million, or 4.7%, over net revenues recorded in the third quarter of fiscal 1997. The improvement was substantially attributable to the $2.9 million increase in net revenues recognized at Harveys Casino Hotel in Iowa, due in part to expanded gaming facilities which opened near the end of the first fiscal quarter and increased the slot machine count by approximately 180 machines. Harveys Wagon Wheel Hotel/Casino recorded an increase in net revenues of $2.3 million. The increase at the Colorado property was attributable to an increase in the number of casino patrons. Net revenues from the Company's Lake Tahoe property equaled its net revenues for the third quarter of fiscal 1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino declined by $1.3 million, as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino in October 1997.

Casino revenues for the third quarter of fiscal 1998 amounted to approximately $68.0 million, an improvement of $4.9 million, or 7.7%, over the comparable quarter of the prior year. The expanded gaming facilities at the Council Bluffs property produced an increase of approximately $3.0 million in casino revenues. The increased customer count at Harveys Wagon Wheel Hotel/Casino produced an increase of approximately $2.4 million in casino revenues over the prior year comparable quarter. The Company's Lake Tahoe casino revenues declined by approximately $0.5 million due to a decline in slot machine volume and slot hold percentage. Companywide, casino costs and expenses increased for the comparable periods, up $3.3 million to $30.6 million. The Council Bluffs casino accounted for $2.0 million of the increase while the Colorado operations accounted for approximately $1.3 million of the increase. The Lake Tahoe property's casino expenses equaled its expenses for the third quarter of fiscal 1997. The increase in casino costs and expenses at the Iowa and Colorado operations was attributable to increases in payroll and related costs, gaming taxes and licenses (a consequence of increased casino revenues) and an increase in promotional expenses at both of the properties.

Lodging revenues for the fiscal 1998 third quarter improved by approximately $0.2 million, or 2.4%, over the prior year third quarter and amounted to $10.4 million. The hotel facility in Lake Tahoe, the company's largest, contributed the majority of the quarter-over-quarter increase. An improvement in the occupancy rate was recognized at all properties. Lodging profits improved by approximately $0.1 million.

Food and beverage revenues for the current fiscal year third quarter amounted to approximately $13.7 million, an improvement of over $0.3 million, or 2.6%, over prior year third quarter. Food and beverage revenues from the Council Bluffs property contributed an increase of over $0.2 million and the Lake Tahoe property contributed an increase of over $0.1 million. Food and beverage profits and margins increased for the quarter-to-quarter comparison due to the increased revenues at the Iowa and Nevada properties and the improvement in variable costs at the Iowa property.

The combination of other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino decreased approximately $1.1 million, or 34.2%, primarily as a result of the October, 1997 sale of the Company's interests in the Hard Rock Hotel and Casino.

Selling, general and administrative expenses remained relatively level, up by approximately $0.1 million, or 0.5%, to $20.6 million for the current fiscal year third quarter. The Lake Tahoe operations recognized an improvement of approximately $0.4 million in overall selling, general and administrative expenses and the Council Bluffs operations recognized an improvement of approximately $0.1 million. These expenses increased by $0.3 million at the Central City property. Corporate expenses increased by approximately $0.3 million.

Depreciation and amortization expenses increased by approximately $0.2 million, or 4.6 percent. The increase was attributable to replacements and improvements at the operating properties.

In the current fiscal year third quarter, the Company recognized approximately $1.1 million of financial consulting, legal and accounting expenses related to the pending Merger. The Company expects to incur additional expenses in the fourth quarter and at the closing of the Merger including financial consulting fees of approximately $2.2 million, additional legal and accounting fees and compensation costs relative to the termination of certain long-term compensation plans.

Interest expense, net of interest income and interest capitalized, decreased by approximately $1.0 million, or 19.8%, to $3.9 million for the third quarter of fiscal 1998. The decrease was attributable to the use of the proceeds from the Company's October 1997 sale of its interests in the Hard Rock Hotel and Casino. A portion of the proceeds was used to pay off the outstanding balance under the Company's reducing revolving credit agreement with a consortium of banks (the "Credit Facility"), thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.1 million of interest expense was capitalized in the third quarter of fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized in the third quarter of fiscal 1998.

As a result of the above, net income for the third quarter of fiscal 1998 amounted to $7.9 million compared to $7.7 million for the third quarter of fiscal 1997, an increase of 2.7 percent.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 1998 TO THE NINE MONTHS ENDED AUGUST 31, 1997

The Company's consolidated net revenues for the nine months ended August 31, 1998 amounted to approximately $233.0 million, an increase of $19.4 million, or 9.1%, over net revenues recorded in the same period of fiscal 1997. The improvement was attributable to an increase in net revenues at all of the Company's properties. Harveys Wagon Wheel Hotel/Casino experienced an increase in net revenues of $10.7 million. The increased net revenues from the Colorado property demonstrated the value of additional on-site parking
added by the opening of the 530-space parking garage in June 1997.   Net
revenues at Harveys Casino Hotel in Iowa improved by $9.3 million due, in part, to the casino expansion. Net revenues from the Company's Lake Tahoe property increased by approximately $3.3 million due, in part, to a decrease in weather related road closures or controls in the first quarter of 1998 compared to 1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino declined by approximately $3.9 million as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino in October 1997.

Casino revenues for the fiscal 1998 nine months amounted to approximately $183.5 million, an improvement of $21.1 million, or 13.0%, over the
comparable prior year period.    Harveys Wagon Wheel Hotel/Casino produced an
increase of approximately $10.8 million in casino revenues over the prior year comparable period. Gaming activity in Iowa produced an increase of approximately $9.1 million in casino revenues. The Company's Lake Tahoe casino revenues improved by approximately $1.3 million. Casino costs and expenses increased for the comparable periods, up $11.1 million to $86.3 million for the current year period. The Council Bluffs casino accounted for $6.7 million of the increase, while the Colorado operations accounted for approximately $4.7 million of the increase. The Lake Tahoe operations produced a $0.2 million savings in casino costs. The increase in casino costs and expenses at the Iowa and Colorado properties was attributable to increases in payroll and related costs, gaming taxes and licenses (a consequence of increased casino revenues) and an increase in promotional expenses at both of the properties.

Lodging revenues for the fiscal 1998 nine month period improved by approximately $1.5 million, or 6.1%, over the prior year comparable period and amounted to $26.2 million. The hotel facility at Lake Tahoe contributed $1.1 million of the lodging revenues improvement and the Council Bluffs hotel contributed approximately $0.4 million of the lodging revenues improvement. Lodging profits improved by approximately $1.2 million. The improvement in lodging profit margins was the result of an increase in revenue per available room at all properties.

Food and beverage revenues for the current fiscal year period amounted to approximately $35.5 million, an improvement of $2.1 million, or 6.3%, over the 1997 period. The Lake Tahoe property contributed an increase of approximately $1.1 million and the Council Bluffs property contributed an increase of approximately $0.9 million. The Central City property contributed an increase of $0.1 million in beverage revenues. Food and beverage profits and margins improved for the period-to-period comparison due to increased revenues at all operating properties and the controlling of related costs.

The combination of other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino decreased by approximately $3.6 million, or 39.2%, primarily as a result of the sale of the Company's interests in the Hard Rock Hotel and Casino.

Selling, general and administrative expenses increased by approximately $3.3 million, or 6.0%, to $58.8 million for the current fiscal year period. The operations in Central City experienced an increase of approximately $2.0 million in selling, general and administrative expenses, primarily as the result of increased marketing expenses. The Lake Tahoe operations recognized an increase in overall selling, general and administrative expenses of approximately $0.6 million. Corporate expenses increased by $0.8 million. Selling, general and administrative expenses in Council Bluffs remained level.

Depreciation and amortization expenses increased by $1.7 million, or 11.8 percent. The depreciation expense at the Lake Tahoe property included a charge of approximately $0.4 million related to the disposal of assets necessary to facilitate the construction of a Hard Rock Cafe on the casino floor which opened early in the third quarter of fiscal 1998. The balance of the increase was attributable to the completion of the parking garage in Central City and replacements and improvements at the operating properties.

The current fiscal year nine month period included approximately $1.1 million of merger related expenses due to the third quarter recognition of financial consulting, legal and accounting fees relative to the pending Merger.

Interest expense, net of interest income and interest capitalized, decreased by approximately $2.6 million to $11.9 million for the first nine months of fiscal 1998. The decrease was attributable to the use of the proceeds from the Company's October 1997 sale of its interests in the Hard Rock Hotel and Casino. A portion of the proceeds was used to pay the outstanding balance under the Credit Facility, thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.4 million of interest expense was capitalized during the first nine months of fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized during the first nine months of fiscal 1998.

Net income for the first nine months of fiscal 1998 amounted to approximately $14.4 million compared to $11.7 million for the prior fiscal year period, an increase of 22.6 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources during the first nine months of fiscal 1998 have been cash flow from operations of approximately $35.1 million and the proceeds of approximately $3.4 million from the exercise of options to purchase shares of the Company's common stock.

During the first nine months of fiscal 1998, the Company expended approximately $9.8 million in cash for income taxes. Additionally, the Company made cash payments for dividends of approximately $1.5 million during the period and incurred additional cash expenditures of approximately $13.0 million in connection with capital improvements and replacements, approximately $5.0 million of which was related to casino expansion and remodeling in Council Bluffs, which was completed near the end of the first quarter of fiscal 1998.

At August 31, 1998, the Company had approximately $78.2 million of cash and cash equivalents and a maximum of approximately $113.0 million available under the Credit Facility, subject to compliance with certain financial covenants.

The Company expects that its primary capital needs for the remainder of fiscal year 1998 will include approximately $6.4 million of capital expenditures at the Company's current facilities, dividend payments and debt service.

The Company's debt at August 31, 1998 amounted to $150.2 million and consisted of $150 million of Senior Subordinated Notes and approximately $0.2 million of other debt.

The maximum available principal balance under the Credit Facility at August 31, 1998 was $115 million, reduced by outstanding borrowings and letter of credit exposure. At August 31, 1998 there were no outstanding borrowings under the Credit Facility, letter of credit exposure was $2.0 million and the maximum amount available was approximately $113.0 million, subject to compliance with financial covenants.

The maximum available principal balance reduces on October 1 of each year beginning in 1998 and continuing through 2001. The maximum available principal balance outstanding under the Credit Facility reduces to $103.5 million in 1998, $92 million in 1999, $74.75 million in 2000 and $57.5 million in 2001. The Company is required to make payments reducing the principal balance outstanding under the Credit Facility to the applicable maximum permitted principal balance on October 1 of each of 1998, 1999, 2000 and 2001. The Credit Facility is secured by all of the real and personal property of : (a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCR Services Company, Inc. ("HCRSC"), a wholly-owned subsidiary of the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCRSC. Additional security is provided by a pledge of the stock of the following subsidiaries of the Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC and Reno Projects, Inc., a wholly-owned subsidiary of the Company. Interest on borrowings outstanding under the Credit Facility is payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or the prime rate of Wells Fargo Bank, National Association ("Wells Fargo"), in each case plus an applicable margin. The applicable margins as of August 31, 1998 were 1.50% with respect to the LIBOR based interest rate, and 0.00%, with respect to the Wells Fargo prime rate based interest rate.

The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (a) minimum tangible net worth, (b) fixed charge coverage ratios, and (c) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at August 31, 1998.

The Senior Subordinated Notes are governed by an indenture (the "Indenture") and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company (as defined in the Indenture). The Senior Subordinated Notes are guaranteed by each of the Restricted Subsidiaries of the Company (as defined in the Indenture). Each guarantee is a general unsecured obligation of the guaranteeing Restricted Subsidiary, subordinated in right of payment to all existing and future Senior Debt of each guaranteeing Restricted Subsidiary. At August 31, 1998, the guaranteeing Restricted Subsidiaries were HCCMC, HIMC, HLVMC and HTMC.

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

The Indenture contains certain covenants that impose limitations on, among other things, (a) the incurrance of additional indebtedness by the Company or any Restricted Subsidiary, (b) the payment of dividends, (c) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (d) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (e) the creation or incurrance of liens on the assets of the Company or any Restricted Subsidiary, and (f) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at August 31, 1998.

The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility are sufficient to meet the cash requirements of its existing operations during the next twelve months, including capital improvements and replacements at the operating properties, dividends and debt service requirements.

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

YEAR 2000

Many technological systems (including those that employ embedded technology such as microcontrollers) rely on hardware, software and components that were originally designed to recognize a date by using the last two digits of a four digit year. Tasks performed using these truncated fields may not work properly for dates from 2000 and beyond. This could result in system failures or miscalculations causing disruptions of, or the inability to engage in, normal business operations. This is generally known as the "Year 2000 Problem".

The Company has completed an inventory and evaluation of the hardware, software and components (the "Systems") that it utilizes in order to identify those Systems that may not be Year 2000 compliant. The evaluation included reviews and testing of the Systems as well as inquiries of third parties that supplied or that maintain the Systems.

As a result of the evaluation, the Company has developed a corrective action plan including prioritized timelines and estimated costs. The corrective action plan includes modifications, upgrades or replacements of the non-compliant Systems.

The Company has also initiated a more limited review of the Year 2000 Problem as it relates to business associates of the Company including material vendors, suppliers, financial institutions and utility and communications providers. The scope of the review has generally been limited to inquiries of such business associates. The Company expects that the review will be completed by November 30, 1998. Based on the information received to date, the Company is not aware of any Year 2000 Problem impact on a material business associate that would have a material adverse affect on the Company's business operations. However, there can be no assurances that all of the Company's material business associates will be Year 2000 compliant in a timely manner.

The Company is in the process of implementing its corrective action plan.
The Company is utilizing internal resources and external resources to achieve the plan objectives. The Company anticipates that the required modifications, upgrades and replacements of Systems will most likely be completed in the second quarter of fiscal year 1999 allowing for additional testing and revisions, if necessary, before year end. The Company believes that its corrective action plan, including the timelines, is adequate and realistic. Nevertheless, if one or more of the Company's Systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more Systems, there could be a material adverse impact on the Company's business operations or financial performance.

The Company relies on Systems in many areas of its business operations including casino operations, retail outlets, hotel operations, accounting and finance, facilities and environmental, communications and administration. The Company has not developed a comprehensive contingency plan, although a number of Systems, including the Casino System, are "backed up" by manual procedures that have been employed during times of Systems being unavailable. The Company will continue to assess the need for a comprehensive contingency plan as implementation of the corrective action plan continues and as the review of business associates' readiness progresses.

The Company estimates that the costs to achieve Year 2000 compliance, including those costs that are capitalizable, will be approximately $4.1 million and will be expended through 2000. The Company has incurred costs of approximately $1.0 million to date in fiscal year 1998, including approximately $0.7 million that has been capitalized. The Company believes it will expend an additional $0.1 million during the remainder of fiscal 1998, none of which will be capitalized. The Company expects to incur an additional cost of approximately $3.0 million in fiscal 1999, approximately
$2.6 million of which will be for capital acquisitions.   The Company
believes that its expenditures in fiscal 2000 will not be material. These estimates are based on the Company's evaluation and experience to date and are subject to modification as implementation of the corrective action plan progresses. There can be no assurances that the estimated costs are adequate or achievable and it is possible that actual costs could materially differ from the estimate.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          None

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


                                 HARVEYS CASINO RESORTS
                                 ----------------------
                                 Registrant





Date:     October 13, 1998      /s/ JOHN J. McLAUGHLIN
                                    ------------------------------------
                                    John J. McLaughlin,
                                    Senior Vice President,
                                    Chief Financial Officer andTreasurer
                                    (Authorized Officer and Principal
                                    Financial Officer)

                                     EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION

2.1       Agreement and Plan of Merger, dated February 1, 1998 (1)

3.1       Restated Articles of Incorporation of the Registrant (2)

3.2       Sixth Amended Bylaws of the Registrant (3)

4.1       Form of Stock Certificate of the Registrant (2)

4.2 Indenture, dated as of May 15, 1996 by and among the Registrant (the "Issuer") Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the "Guarantors") and IBJ Schroder Bank & Trust Company as Trustee (including form of Note) (4)

4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Indenture as of May 15, 1996 among the Registrant (the "Issuer"), Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L.V. Management Company, Inc. (the "Guarantors"), and IBJ Schroder Bank and Trust Company as Trustees (5)

4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Indenture as of May 15, 1996 among the Registrant (the "Issuer"), Harveys C. C. Management Company, Inc., Harveys Wagon Wheel Casino Limited Liability Company, Harveys Iowa Management Company, Inc., and Harveys L. V. Management Company, Inc. (the "Guarantors"), and IBJ Schroder Bank and Trust Company as Trustee (6).

27.1      Financial Data Schedule (7)

  (1) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 3, 1998

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