Form 10-K405
period 1998-11-30
HARVEYS CASINO RESORTS
filed 1999-03-01
CIK 914022

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12802

                            ------------------------

                             HARVEYS CASINO RESORTS

             (Exact name of registrant as specified in its charter)

                   NEVADA                              88-0066882
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       HIGHWAY 50 & STATELINE AVENUE
      P.O. BOX 128 LAKE TAHOE, NEVADA                     89449
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (775) 588-2411

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock; par value $0.01 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 25, 1999 all common equity of the registrant was held by affiliates of the registrant.

    The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 40,000 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 4,000,000, each as of February 25, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Harveys Casino Resorts ( the "Company" or the "Registrant") is an established owner, operator and developer of high-quality hotel/casinos in Nevada , Colorado and Iowa. The Company, through its wholly-owned subsidiary Harveys Tahoe Management Company, Inc. ("HTMC") owns and operates Harveys Resort Hotel/Casino ("Harveys Resort"), the Lake Tahoe area's largest hotel/casino. Harveys Resort, in operation since 1944, is situated on the south shore of scenic Lake Tahoe on the Nevada/California state line. The Company, through its wholly-owned subsidiary Harveys C. C. Management Company, Inc. ("HCCMC") owns and operates Harveys Wagon Wheel Hotel/Casino ("Harveys Wagon Wheel") which opened in December 1994 in Central City, Colorado, as the first major hotel/casino serving the greater Denver area. The Company, through its wholly-owned subsidiary Harveys Iowa Mangement Company, Inc. ("HIMC") owns and operates a riverboat casino and hotel/convention center in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. The Harveys Casino Hotel riverboat casino opened on January 1, 1996 and is one of only three operators in the Omaha/Council Bluffs gaming market, which includes one other riverboat casino and a slot machine operator at the local dogtrack. The adjacent land-based hotel and convention center facilities opened in May 1996.

    Harveys Resort was originally founded on the south shore of Lake Tahoe by Harvey and Llewellyn Gross in 1944 as a one-room saloon, cafe and casino. The Company has developed the property into a major hotel/casino consisting of 740 hotel rooms, an 82,000-square foot casino, 23,000 square feet of convention space, 2,946 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants and retail shops, a pool, a health club and a video arcade. Harveys Resort offers its customers high-quality hotel rooms, excellent dining facilities, an exciting location, entertaining events and a lively gaming atmosphere.

    Through Harveys Wagon Wheel, the Company established the first major hotel/casino serving the greater Denver area, Colorado's major population center of more than 2 million people. Harveys Wagon Wheel includes 1,043 slot machines, 14 table games and a six-table poker area, a 118-room hotel and 730 on-site parking spaces. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a video game arcade.

    The Harveys Casino Hotel riverboat casino accommodates 2,352 passengers and is berthed on the Missouri River directly across from Omaha, in Council Bluffs, Iowa. The riverboat casino has 28,250 square feet of casino space on three decks and contains 1,088 slot machines, 51 table games and a seven-table poker area. The land-based amenities, which opened in May 1996, include surface parking for approximately 2,300 cars and a 14-story, 251-room hotel with a 21,000-square foot convention center.

RECENT DEVELOPMENT

    On February 2, 1999, Harveys Acquisition Corporation, a Nevada corporation ("HAC") which was formed at the direction of Colony Investors III, L.P., a Delaware limited partnership ("Colony III") and an affiliate of Colony Capital, Inc. ("Colony Capital") of Los Angeles, California, merged with and into the Company (the "Merger").

    The Merger occurred pursuant to an Agreement and Plan of Merger dated as of February 1, 1998 (the "Merger Agreement") between the Company and HAC. In the Merger, each share of common stock of the Company outstanding at the time the Merger became effective (the "Effective Time") (other than shares of common stock held in the Company's treasury) was converted into the right to receive $28.7343 in cash as provided in the Merger Agreement. At the Effective Time, shareholders of the Company had a right to receive an aggregate amount equal to approximately $289.3 million and certain members of management received an aggregate of $10.0 million in consideration of the cancellation of stock options. The capital stock of HAC prior to the Merger became the capital stock of the Company after the Merger. The

Company was the surviving corporation in the Merger and is continuing its business operations as conducted prior to the Merger.

    Prior to the Merger, the Company was a publicly held company. Following the Merger, Colony III owns 97% of the outstanding non-voting common stock, which together with its voting common stock represents approximately 96% of the common equity interest in the Company. Colony HCR Voteco, LLC, a Delaware limited liability company ("Voteco") whose sole members are Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of the indirect general partner of Colony III, and Kelvin L. Davis, the President and Chief Operating Officer of the indirect general partner of Colony III, owns 97% of the voting power in the Company through the ownership of 97% of the outstanding voting common stock. As a result, Voteco is able to govern all matters of the Company that are subject to the vote of stockholders, including the appointment of directors and the amendment of the Company's Articles of Incorporation and Bylaws. In addition, Colony III owns 99.99% of the outstanding shares of the Company's preferred stock and Voteco owns 0.01% of the outstanding shares of preferred stock.

    Prior to the Merger, HAC voluntarily registered its voting common stock (which became the Company's voting common stock pursuant to the Merger) with the Securities and Exchange Commission (the "SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is required to file annual, quarterly and current reports, and other information with the SEC. You may read and copy any reports, statements or other information filed by the Company at the SEC's public reference facilities at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the SEC located at 7 World Trade Center, Suite 1300, New York, New York 10048 and Citicorp Center, Suite 1400, 500 West Madison Street, Chicago, Illinois 60661. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's filings are also available to the public from commercial document retrieval services and at the world wide web site maintained by the SEC at http://www.sec.gov.

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

    STRATEGIC LOCATIONS

    Management believes that location is the key to attracting customers. South Lake Tahoe, which draws approximately 2 million visitors per year, is a unique gaming location because of its natural surroundings and variety of outdoor attractions and activities. Harveys Resort is strategically placed on a site adjacent to the California border in proximity to more than 6,500 hotel and motel rooms in non-gaming facilities. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Harveys Casino Hotel is within a ten-minute drive of the Omaha/Council Bluffs metropolitan regional airport and is located directly off of Interstates 29, 80 and 480.

    TARGETED CUSTOMER BASE

    The Company targets middle- to upper middle-income customers who tend to have more disposable income for gaming and entertainment. Harveys Resort seeks to attract these customers by offering well-appointed rooms and a "party" atmosphere for those seeking nightlife and entertainment. The Company also has established extensive customer databases and uses sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment, when gaming play warrants. Management believes that by continuing to promote the Company's image, it will increase its share of higher-income customers attracted to the south Lake Tahoe market. Harveys Wagon Wheel targets middle- to upper middle-income customers from the greater Denver area who seek a quality gaming experience, convenient parking and overnight accommodations. The Company's management believes it has successfully built a loyal customer base at Harveys Wagon Wheel by being the first full-service casino with overnight accommodations and full amenities in the Central City/Black Hawk market. Harveys Wagon Wheel opened a 530-space parking garage in June 1997, providing a new level of parking convenience for customers. Harveys Casino Hotel targets frequent, middle income players from Omaha, Council Bluffs and the surrounding areas. The Company believes that the hotel and convention facilities, opened in May 1996, attract new players by capturing overnight guests as well as meetings and small conventions business.

    EFFECTIVE MARKETING

    The Company aggressively promotes all of its properties through television, radio, billboard and print advertising. In February 1997, the Company announced that Bill Cosby agreed to become a spokesperson for the Company. Under a contractual relationship with the Company, Mr. Cosby is actively involved in promoting Harveys Casino Resorts through entertainment appearances at the Company's properties and through advertising messages on television, radio and billboards. The Company believes that this association has been and will continue to be helpful in enhancing the national visibility of Harveys Casino Resorts.

    Since 1995, the Company has increased its share of gaming revenues in south Lake Tahoe from approximately 25.1% to approximately 28.2% in 1998, due largely to its targeted marketing strategy. The Company attracts customers to Harveys Wagon Wheel by aggressively promoting the facility's hotel rooms, on-site parking, quality dining facilities and varied entertainment activities in a market in which such amenities are a distinct competitive advantage. Harveys Casino Hotel is marketed as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions.

    EMPHASIS ON SLOT PLAY

    Responding to the increased popularity of slot machines over the past several years, the Company has shifted its gaming mix toward slot machines. The mix of slot machines is closely matched to the demand of the customer base at each property. Harveys Resort, for instance, now includes a greater percentage of $1 and higher denominated machines to appeal to the higher-income gaming clientele of Harveys Resort, including $5, $25 and $100 slot machines offered within a premium player section. This increase in higher denominated machines increased win per unit at Harveys Resort by approximately 31.8% between fiscal years 1988 and 1998. Harveys Wagon Wheel offers 1,043 slot machines, the second largest selection of slot machines currently offered by any gaming facility in the area, and Harveys Casino Hotel offers 1,088 slot machines. Slot machines, which are less labor intensive and require less square footage than table games, also generate higher profit margins compared to table games. The Company monitors payout percentages closely and ensures that its slot machine payouts are competitive.

THE PROPERTIES

    HARVEYS RESORT

    Harveys Resort, the largest hotel/casino in the Lake Tahoe area, is located on approximately 19.8 acres on U.S. Highway 50, the main route through south Lake Tahoe. The hotel/casino, situated on the south shore of Lake Tahoe with a panoramic view of the lake and surrounding mountains, is among Lake Tahoe's most modern facilities. The main structure is a 17-story glass-faced tower completed in 1991, connected to a 12-story tower which was completely rebuilt in 1982. Harveys Resort features 740 rooms, 36 of which are luxury suites, and an 82,000-square foot casino containing approximately 2,060 slot machines, 95 table games, a 13-table poker area, a race and sports book and a keno lounge. Other amenities include 23,000 square feet of convention space, 2,946 parking spaces, the 280-seat Emerald Theater and Cabaret, a wedding chapel, restaurants, retail shops, a pool, a health club and a video arcade. Harveys Resort's eight restaurants offer a wide variety of high quality food and consist of a coffee shop, a Mexican restaurant, a seafood and pasta restaurant, a premier steakhouse, a buffet, a snack bar, Llewellyn's, Harveys Resort's upscale award-winning restaurant featuring top quality food and a spectacular view of Lake Tahoe, and a Hard Rock Cafe, located on the casino floor, which is owned and operated by Hard Rock Cafe International (USA), Inc. In recognition of the outstanding quality of the facility and its excellent service, Harveys Resort has received the AAA Four Diamond Award every year for the last 17 years. The Company has expended approximately $15.9 million on capital improvements at Harveys Resort in fiscal years 1997 and 1998, and plans to expend approximately $4.7 million more in fiscal 1999 to increase the Company's market share and to position the Company to benefit from the ongoing South Lake Tahoe Redevelopment Project. In 1984, the City of South Lake Tahoe, California, adopted a redevelopment plan and created the South Tahoe Redevelopment Agency. The redevelopment plan has resulted in the removal of numerous older motel and retail properties along Highway 50 through the City of South Lake Tahoe. The properties were demolished, creating a scenic open space corridor containing public facilities and wetlands. The redevelopment plan resulted in a 400-room Embassy Suites hotel on the California-Nevada state line, completed in 1991. It is anticipated that the next phase of redevelopment will involve the condemnation of certain older motels and retail establishments located within one mile of Harveys Resort and the replacement thereof with a regional transit center including an aerial tram to the Heavenly ski area, parking facilities, a theater complex, retail space, upscale hotels and vacation interval units. It is anticipated that the third phase, also to be located immediately adjacent to the California-Nevada state line, will result in a regional convention facility, hotel, retail space, regional parking facilities and various public amenities.

    The Lake Tahoe area is a unique gaming location because of its natural surroundings and variety of year-round outdoor recreational activities, including skiing, boating, fishing and golfing. The south Lake Tahoe area draws tourists primarily from nearby Reno and Northern California. There are four major casinos in this market to serve the approximately 2 million annual visitors. The Tahoe Regional Planning Compact, a compact between the states of Nevada and California approved by the U.S. Congress, prohibits the addition of new gaming facilities and limits the expansion of existing casinos in the Lake Tahoe basin.

    HARVEYS WAGON WHEEL

    Through Harveys Wagon Wheel, which opened in December 1994, the Company established the first major hotel/casino serving the greater Denver area. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Harveys Wagon Wheel includes approximately 40,000 square feet of casino space, 1,043 slot machines,

14 table games, a six-table poker area, a 118-room hotel and 730 on-site parking spaces, including 530 spaces in the market's first self-parking garage which was completed in June of 1997. Other amenities include a Tony Roma's Famous for Ribs restaurant and a Tony Roma's Express, an entertainment lounge and a video game arcade. Harveys Wagon Wheel was the first casino in Central City/Black Hawk area to offer all of these amenities.

    HCCMC also owns approximately 40 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility.

    HARVEYS CASINO HOTEL

    On January 1, 1996, the Company opened, as the first phase of Harveys Casino Hotel, a 2,352-passenger riverboat casino berthed on the Missouri River directly across from Omaha in Council Bluffs, Iowa. The riverboat has 28,250 square feet of casino space on three decks and contains 1,088 slot machines, 51 table games and a seven-table poker area. On May 24, 1996, the Company opened the second phase of Harveys Casino Hotel, including surface parking for approximately 2,300 cars, and a 14-story, 251-room hotel with a 21,000-square foot convention center. In fiscal year 1999 the Company recently commenced construction of a 1,630-space parking structure that will feature climate-controlled access to the adjacent casino.

    Harveys Casino Hotel is located on a 61-acre parcel of land which is located within a ten-minute drive of the Omaha/Council Bluffs regional airport and is located directly off of Interstates 29, 80 and 480. Approximately 20 acres of the site are occupied by a municipal nine-hole golf course, which is leased to the City of Council Bluffs for a nominal fee. This arrangement allows the Company the option of using this land for future expansion needs. In addition, the Company has acquired an adjacent 42.5-acre site to accommodate future expansion or support facilities.

    Harveys Casino Hotel's target market is the approximately 760,000 residents in the greater Omaha/ Council Bluffs metropolitan area and the nearly 3 million residents within a three-hour drive of the facility. In addition, the casino, hotel and convention facilities are marketed to the estimated 2.7 million visitors and tourists who visit the Omaha metropolitan area annually. Harveys Casino Hotel markets itself as "Harveys, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television and newspaper advertisement, billboards, regular promotions and sweepstakes as well as point-of-sale materials located in local motels, hotels, restaurants and other visitor attractions. Harveys Casino Hotel targets frequent, middle-income players from Omaha, Council Bluffs and the surrounding area. The Company believes that the hotel and convention facilities attract new players by capturing overnight guests and individuals attending meetings and small conventions. Management believes its aggressive advertising and targeted marketing has contributed to making Harveys Casino Hotel the number one performing riverboat casino (based on gaming revenues) in Iowa for 30 consecutive months, through November 30, 1998.

    LAS VEGAS AND OTHER DEVELOPMENT OPPORTUNITIES

    In December 1997, the Company entered into an option agreement, subsequently extended to April 15, 1999, to acquire approximately 33.3 acres of land located at the intersection of Harmon Avenue and Koval Lane in Las Vegas, which is one block from the Las Vegas Strip. The option price is $2.36 million per acre. The Company is currently considering the feasibility of developing a hotel/casino project on the site. There can be no assurances that the Company will exercise its option or, if it exercises the option, will successfully develop a project on the site. Any such development would require substantial financing, which the Company may not be able to obtain or service. Any development would also require significant management resources, which could limit the availability of the Company's existing management for the operation of the Company's current hotel/casino operations.

    The Company from time to time considers strategic acquisition opportunities which come to its attention, both in jurisdictions in which it currently conducts business and in other jurisdictions. There can be no assurance that any acquisition or other development agreements will be reached.

COMPETITION

    The gaming industry is highly competitive. The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Several of the competitors of the Company have substantially greater name recognition and financial and marketing resources.

    LAKE TAHOE

    Harveys Resort competes with a number of other hotel/casinos at Lake Tahoe and, to a lesser extent, with hotel/casino operations located in Reno, Las Vegas and Laughlin, Nevada and casinos on Native American lands in California. In south Lake Tahoe, Harveys Resort competes primarily with three other major casino operations: Harrah's Lake Tahoe, Caesars Tahoe and the Horizon Casino Resort.

    In 1987, the Tahoe Regional Planning Agency, an entity established under a bi-state compact reached between the states of California and Nevada, placed restrictions on additional commercial, residential and tourist accommodation construction at Lake Tahoe in an effort to curb development and to preserve the local environment. Under the Tahoe Regional Planning Compact and community plan constraints, future tourist accommodation units added to the market will be required to mitigate environmental impacts. Such measures may include replacing an imposed multiple of older tourist accommodation units. The limited number of rooms available at Lake Tahoe, however, allows Lake Tahoe hotel/casino operators to achieve much higher nightly room rates than those in most other gaming jurisdictions. The occupancy rate for the 2,250 upscale rooms in the four major south Lake Tahoe casinos has historically been between 75% and 80%, while the occupancy rate in the motels is typically between 40% and 50%. It is estimated that the average day room rate for the Lake Tahoe hotel/casinos is approximately $100, compared to average estimated rates of $25-$65 for Las Vegas, Reno and Laughlin. The Tahoe Regional Planning Agency has imposed significant restrictions on construction and the Tahoe Regional Planning Compact limits the expansion of gaming facilities in the Lake Tahoe Basin. These restrictions prohibit existing casinos from expanding cubic volume of structures housing gaming and limit expansion of the gaming areas within such structures. The Company believes that because of such restrictions, it is unlikely that any new hotel/casinos will commence operations at Lake Tahoe or that any of the smaller existing casinos will expand to a size that could make them competitive with the four major casinos; however, the Company expects that the four major hotel/casinos will continue to compete intensely.

    In addition, as a result of the approval of state proposition 5, the California Indian Self-Reliance Initiative, in California in November 1998, additional competition could result from an increase in the number of casinos on Native American lands in California, including on lands that are between Harveys Resort and major population centers, such as the San Francisco Bay area, and proximate to Highway 50, the primary road route to south Lake Tahoe.

    CENTRAL CITY/BLACK HAWK

    Harveys Wagon Wheel competes primarily with the five casinos with the largest number of gaming devices in Central City and Black Hawk as well as the 25 smaller gaming establishments in operation as of February 1, 1999, in Central City and Black Hawk. The six largest casinos, including Harveys Wagon Wheel, as of February 1, 1999 had more than 58% of all gaming devices in the Central City/Black Hawk area. The adjacent cities of Central City and Black Hawk form Colorado's primary gaming market. In this market the majority of the existing gaming establishments lack on-site parking, overnight accommodations and non-gaming amenities. The Lodge Casino, offering 700 on-site parking spaces (including 300 spaces shared with the adjacent Gilpin Hotel Casino) and overnight accommodations in 50 hotel rooms, opened in Black Hawk in June 1998. The Isle of Capri opened in Black Hawk on December 30, 1998, with 1,100 parking spaces. A number of other projects are either under construction, including a casino proposed to have 520 covered self-park spaces being developed by Riviera Holdings Corporation, or in the planning stages. Some or all of these projects may include on-site parking spaces and overnight accommodations or other amenities that would increase competition with Harveys Wagon Wheel. Substantially all recent casino development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from the Denver area must drive through in order to reach Central City. In addition, from time to time, the towns of Central City and Black Hawk undertake roadway and other infrastructure improvements. Because the towns are generally accessible only by a single road, such infrastructure projects may deter gaming customers from visiting the Central City/Black Hawk area or traveling through Black Hawk to Central City. There can be no assurances that the development or concentration of casinos or infrastructure improvements in Black Hawk will not adversely affect the number of gaming customers visiting Harveys Wagon Wheel in Central City. In addition, the municipal governments of Central City and Black Hawk compete to attract gaming patrons and gaming development to their respective towns, including by improving road access. Black Hawk's financial resources are currently substantially greater that Central City's and there can be no assurance that Black Hawk will not make improvements or provide other inducements that would result in reduction of the number of gaming patrons visiting Harveys Wagon Wheel in Central City. Currently, limited stakes gaming in Colorado is legal in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, there can be no assurances that limited stakes gaming will not be approved in other Colorado communities in the future, or in the state generally. For instance, state legislation permitting video lottery terminals has been proposed from time to time; although such legislation has failed, there can be no assurance that video lottery terminals will not be legalized in Colorado. The legalization of gaming in areas closer than Central City/ Black Hawk to Denver, the major population center of Colorado, would likely have a material adverse effect on the Company's operation in Central City.

    OMAHA/COUNCIL BLUFFS

    Harveys Casino Hotel, with its riverboat casino and the adjacent 251-room hotel and 21,000-square foot convention center, provided the first of only three major hotel products in the city. The Company's target markets are the residential population base (approximately 760,000) of the greater Omaha/Council Bluffs area, and the nearly 3 million residents within a three-hour drive of the facility. Additionally, the Company's hotel and convention facilities are marketed to an estimated 2.7 million visitors and tourists who visit the Omaha metropolitan area annually, which now offers approximately 7,000 hotel and motel units and is home to major tourist attractions such as the Henry Doorley Zoo, museums, a pari-mutuel track and historic monuments. The Company's casino competes with Ameristar Casino Inc.'s riverboat casino in Council Bluffs, which opened on January 19, 1996, as well as with the slot machines installed at a dogtrack in the Council Bluffs area and other amusement attractions.

    In Iowa, gaming is subject to approval by county referendum. While gaming is approved in Pottawattamie County, where Harveys Casino Hotel is located, another referendum may be held at any time upon satisfactory petition, and another referendum is required to be held in 2002. There can be no assurance that gaming would be approved again in any referendum in Pottawattamie County. In addition, should casino-style gaming be permitted in Nebraska, or should gaming facilities be opened in Omaha, Harveys Casino Hotel could be materially adversely affected.

EMPLOYEES

    As of February 16, 1999 the Company had approximately 4,090 employees. Management believes that employee relations are good. The Company has entered into a collective bargaining agreement that covers approximately ten employees. This agreement relates to stage-hand employees who provide support to entertainment facilities at Harveys Resort. None of the Company's other employees are represented by labor unions.

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

    As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple license prohibition if: (i) such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee;
(iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the Company's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and the Colorado Commission's rule.

    Although attorneys for the Colorado legislature initially expressed concern that the promulgation of the above-described regulation was beyond the Colorado Commission's statutory delegated authority, they appear to have retreated from this position. Therefore, unless the Colorado legislature repeals the regulation, it is likely that it will continue in effect.

    In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of such voting securities of a licensee.

    Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Harveys Wagon Wheel, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Harveys Wagon Wheel, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Harveys Wagon Wheel, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $53 per hour.

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

    The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% over $2 million up to and including $4 million, 14% over $4 million up to and including $5 million, 18% over $5 million up to and including $10 million and 20% on adjusted gross gaming proceeds in excess of $10 million. The Colorado Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Central City has imposed an annual device fee of $1,265 per gaming device and may revise the same from time to time.

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

    Under Iowa law, only non-profit organizations may receive a license to own gambling game operations; for profit organizations may receive a license for their management and operation. The Company, through HIMC, together with Iowa West, a qualified non-profit organization, have been granted the necessary licenses to own and operate the current gambling facilities and activities on the riverboat casino at Harveys Casino Hotel. The present licenses have a term expiring March 31, 1999. The licenses are granted upon the condition that the license holders accept, observe and enforce all applicable laws, regulations, ordinances, rules and orders. Any violation by a license holder, including violations by its officers, employees or agents, may result in disciplinary action, including the suspension or revocation of the license.

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

    Iowa law authorizes the imposition of an admission fee, set by and payable to the Iowa State Treasurer, on each person embarking on an excursion gambling boat. An additional admission fee may be imposed by the municipality in which the gambling operation is located. In practice, the Iowa Commission has not imposed a per-person admission fee, but rather imposed a fee on each excursion gambling boat based upon the estimated costs of supervision and enforcement to be incurred by the Iowa Commission for the ensuing fiscal year. For the fiscal year beginning July 1, 1998, the fee is $303,680, payable in weekly installments of $5,840. A $0.50 per person admission fee is also payable to the City of Council Bluffs, Iowa. Further, Iowa law imposes an annual wagering tax ranging from five percent on the first million of adjusted gross receipts from gambling games to 20 percent on adjusted gross receipts in excess of $3 million.

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

ENVIRONMENTAL MATTERS

    The Company is subject to various Federal, state and local laws, ordinances and regulations which (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of solid and hazardous toxic wastes, or (ii) may impose liability on property owners and operators for the costs of removal or remediation of certain hazardous substances released on their property. The Company's management believes it is in material compliance with these laws.

    Harveys Wagon Wheel is in the vicinity of the Central City/Clear Creek Superfund Site (the "Superfund Site") as designated by the Environmental Protection Agency (the "EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). The Superfund Site, the overall boundaries of which have not been explicitly defined, includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and cleanup by the EPA and the State of Colorado. CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including ordering potentially responsible parties ("PRPs") to clean up or contribute to the cleanup of a Superfund site. PRPs are broadly defined under CERCLA, and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs.

    In the course of developing Harveys Wagon Wheel, investigations at the site were conducted in accordance with requirements of governmental authorities as a prerequisite to obtaining necessary development permits. The investigations have been completed and the requisite permits issued. Currently, the EPA has not identified any mine tailings or other waste piles at Harveys Wagon Wheel. Nonetheless, there is the potential that the EPA or other governmental authorities could broaden their investigations and identify additional areas, including the Harveys Wagon Wheel site, for cleanup as part of the Superfund Site. If the Harveys Wagon Wheel site were included in the EPA's investigation and designated as an additional area within the Superfund Site, the Company may be identified as a PRP and any liability of the Company related to the Superfund Site could have a material adverse effect on the Company.

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

    Harveys Casino Hotel is located on approximately 36 acres of land owned by the Company. The land-based amenities, including a covered "skywalk" to the riverboat casino, are comprised of a hotel, convention center, and passenger staging area, totaling nearly 300,000 square feet. Contiguous thereto is a 24-acre leasehold parcel which contains the boat docking facility and additional parking. This parcel is subject to a long term lease with the City of Council Bluffs for a nominal annual sum. In fiscal 1999, the Company commenced construction of a 1,630 space parking structure that will feature climate-controlled access to the adjacent casino. Additionally, the Company owns an adjacent 44-acre parcel suitable for expansion or support facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Prior to the Merger the Company was a publicly held company and the $0.01 par value per share common stock of the Company (the "Common Stock") was traded on the New York Stock Exchange (the "NYSE") under the symbol "HVY." Following the Merger, there is no public market for the Company's common equity securities.

    As of February 25, 1999, there were ten holders of the Company's Class A Common Stock and ten holders of the Company's Class B Common Stock.

    For the two fiscal years prior to the Merger the Company paid regular quarterly dividends of $0.05 per share of Common Stock. Following the Merger, the leverage and fixed charge obligations of the Company were substantially increased. In addition, the certificates of designation (the "Certificates of Designation") of the Company's 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock collectively, the "Preferred Stock" prohibit the Company from paying cash dividends on its Common Stock unless full cumulative dividends on all outstanding Preferred Stock due for past periods have been declared and paid in cash, or a sufficent sum for the payment thereof irrevocably set apart in trust. Consequently, it is unlikely that the Company will pay any cash dividends on its Common Stock before 2011, the mandatory redemption date for the Preferred Stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company for the years ended November 30, 1994 through November 30, 1998. The statement of income and balance sheet data are derived from the Company's audited Consolidated Financial Statements for the years ended November 30, 1994 through November 30, 1998. Deloitte & Touche LLP's report with respect to the financial statements for the fiscal years ended November 30, 1996, 1997 and 1998 is included elsewhere in this report. The Selected Consolidated Financial Data is not necessarily indicative of the Company's future results of operations or financial condition, and should be read in conjunction with "Management's Discussion and

Analysis of the Company's Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, and the other financial and statistical information appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      YEARS ENDED NOVEMBER 30,
                                                       ------------------------------------------------------
                                                          1998       1997       1996       1995       1994
                                                       ----------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA
Revenues
  Casino.............................................  $  244,784  $ 216,564  $ 186,369  $ 121,369  $  83,991
  Lodging............................................      34,273     32,175     28,746     25,499     21,870
  Food and beverage..................................      47,079     44,406     39,852     33,970     29,768
  Other..............................................       7,111      7,277      6,402      6,287      5,599
  Management fees and joint venture..................      --          4,507      5,023      1,669     --
  Less casino promotional allowances.................     (23,738)   (21,366)   (18,643)   (15,594)   (12,942)
                                                       ----------  ---------  ---------  ---------  ---------
    Total net revenues...............................     309,509    283,563    247,749    173,200    128,286
                                                       ----------  ---------  ---------  ---------  ---------

Costs and expenses
  Casino.............................................     115,837    100,500     86,732     57,520     40,999
  Lodging............................................      13,710     13,374     11,677      9,458      7,429
  Food and beverage..................................      30,143     29,886     24,797     20,280     17,401
  Other operating....................................       2,885      2,811      2,813      2,838      2,557
  Selling, general and administrative................      78,987     73,945     67,128     50,270     39,813
  Depreciation and amortization......................      20,796     19,077     16,482     12,333      9,704
  Business development costs.........................          96      2,690     --         --         --
  Pre-opening expenses...............................      --         --          4,099      2,147     --
  Merger related costs...............................       1,218     --         --         --         --
                                                       ----------  ---------  ---------  ---------  ---------
    Total costs and expenses.........................     263,672    242,283    213,728    154,846    117,903
                                                       ----------  ---------  ---------  ---------  ---------
Operating income.....................................      45,837     41,280     34,021     18,354     10,382
Interest expense, net(1).............................      15,576     18,892     14,195      7,960      2,886
Gain on sale of interests in unconsolidated
  affiliate..........................................      --         27,422     --         --         --
Life insurance benefits..............................      --         --         --          2,246        371
Other income (expense), net..........................        (142)      (137)      (221)       605       (230)
                                                       ----------  ---------  ---------  ---------  ---------
Income before income taxes and extraordinary item....      30,119     49,673     19,605     13,245      7,638
Income tax provision.................................     (11,417)   (18,898)    (7,791)    (3,900)    (2,500)
                                                       ----------  ---------  ---------  ---------  ---------
Income before extraordinary item.....................      18,702     30,775     11,814     9 ,345      5,138
Loss on early retirement of debt, net of taxes.......      --         --            522     --         --
                                                       ----------  ---------  ---------  ---------  ---------
Net income...........................................  $   18,702  $  30,775  $  11,292  $   9,345  $   5,138
                                                       ----------  ---------  ---------  ---------  ---------
                                                       ----------  ---------  ---------  ---------  ---------

Net income per common share--Basic
  Income before extraordinary item...................  $     1.87  $    3.13  $    1.22  $    1.00  $    0.58
  Extraordinary item.................................      --         --          (0.06)    --         --
                                                       ----------  ---------  ---------  ---------  ---------
  Net income.........................................  $     1.87  $    3.13  $    1.16  $    1.00  $    0.58
                                                       ----------  ---------  ---------  ---------  ---------
                                                       ----------  ---------  ---------  ---------  ---------
Net income per common share--Diluted
  Income before extraordinary item...................  $     1.83  $    3.13  $    1.22  $    0.99  $    0.58
  Extraordinary item.................................      --         --          (0.06)    --         --
                                                       ----------  ---------  ---------  ---------  ---------
  Net income.........................................  $     1.83  $    3.13  $    1.16  $    0.99  $    0.58
                                                       ----------  ---------  ---------  ---------  ---------
                                                       ----------  ---------  ---------  ---------  ---------
  Dividend on common stock...........................  $     0.20  $    0.20  $    0.18  $    0.16  $    0.13
  Weighted average common shares used in calculating
    income per common share
  Basic..............................................  10,023,113  9,826,636  9,645,708  9,364,520  8,885,496
  Diluted............................................  10,220,476  9,843,871  9,698,500  9,456,051  8,885,525

OTHER OPERATING DATA
  EBITDA(2)..........................................  $   67,947  $  63,047  $  54,602  $  35,080  $  20,458
  Net cash provided by operating activities..........      38,388     44,637     39,768     19,594     14,106
  Net cash provided by (used in) investing
    activities.......................................     (27,590)    24,428    (55,502)   (70,433)   (33,505)
  Net cash provided by (used in) financing
    activities.......................................       1,467    (35,151)    26,363     53,886     15,506
  Capital expenditures(3)............................      17,681     22,532     72,395     74,418     35,593

                                                                      YEARS ENDED NOVEMBER 30,
                                                       ------------------------------------------------------
                                                          1998       1997       1996       1995       1994
                                                       ----------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..........................  $   67,299  $  55,035  $  21,121  $  10,493  $   7,446
  Total assets.......................................     424,158    403,465    393,768    313,244    238,544
  Long-term debt, net................................     150,000    150,220    181,354    126,676     64,896
  Stockholders' equity...............................     200,454    179,358    149,763    132,301    123,611

------------------------------

Notes to Selected Consolidated Financial Data:

(1) Net of amounts capitalized and interest income.

(2) EBITDA (operating income plus depreciation and amortization and adjusted for certain non-recurring items) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting prinicples. For fiscal 1998, EBITDA has been adjusted to exclude approximately $96,000 of business development costs and $1.2 million of expensed merger related costs; for fiscal 1997, EBITDA has been adjusted to exclude approximately $2.7 million of business development costs; for fiscal 1996 and fiscal 1995, EBITDA has been adjusted to exclude approximately $4.1 million and $2.1 million of pre-opening expenses, respectively; for fiscal 1995 and fiscal 1994, EBITDA has been adjusted to include approximately $2.2 million and $371, 000 of life insurance benefits, respectively.

(3) Of amounts shown, approximately $8.1 million for fiscal 1998, $11.6 million in fiscal 1997, $7.2 million in fiscal 1996, $4.6 million in fiscal 1995 and $4.4 million in fiscal 1994 related to recurring capital expenditures for maintenance of the current facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company currently owns and operates (i) Harveys Resort on the south shore of Lake Tahoe, Nevada, (ii) Harveys Wagon Wheel in Central City, Colorado, and (iii) Harveys Casino Hotel in Council Bluffs, Iowa. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L. V. Management Company, Inc. ("HLVMC"), owned 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC") which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC managed the Las Vegas hotel and casino pursuant to a contract with HRHC. On October 24, 1997, the Company sold its 40% equity interest and its interest in the management contract to HRHC (the "Hard Rock Sale").

    The following table presents certain operating results for the Company's properties. The operating results for Harveys Resort, which, since June 1, 1997, has been owned and operated by HTMC, have been presented, for all periods, excluding the effects of corporate and future business development expenses. Those expenses have been presented under the caption "Corporate and Development." On April 30, 1996, the Company acquired all of the 30% minority interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owned Harveys Wagon Wheel. Since that time Harveys Wagon Wheel has been wholly owned by the Company. The riverboat casino portion of Harveys Casino Hotel opened on January 1, 1996 and the land-based facilities opened on May 24, 1996. The operating results of HLVMC include the fees earned by such entity for managing the operations of Hard Rock Hotel and Casino and the

40% equity interest in the income of the Hard Rock Hotel and Casino from the date that property opened, March 9, 1995, through the Hard Rock Sale.

RESULTS OF OPERATIONS

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net Revenues
  Harveys Resort.............................................................  $  133,454  $  129,970  $  130,535
  Harveys Wagon Wheel........................................................      62,514      49,445      43,128
  Harveys Casino Hotel.......................................................     113,541      99,641      69,063
  Harveys Las Vegas Management Co............................................      --           4,507       5,023
                                                                               ----------  ----------  ----------
    Total Net Revenues.......................................................  $  309,509  $  283,563  $  247,749
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating Income (Loss)(1)
  Harveys Resort.............................................................  $   23,768  $   23,674  $   23,585
  Harveys Wagon Wheel........................................................      14,107       9,848       8,652
  Harveys Casino Hotel.......................................................      21,824      17,630       8,016
  Harveys Las Vegas Management Co............................................      --           4,308       4,800
  Corporate and Development..................................................     (13,862)    (14,180)    (11,032)
                                                                               ----------  ----------  ----------
    Total Operating Income...................................................  $   45,837  $   41,280  $   34,021
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EBITDA(2)
  Harveys Resort.............................................................  $   33,160  $   32,125  $   32,127
  Harveys Wagon Wheel........................................................      17,731      13,114      11,564
  Harveys Casino Hotel.......................................................      29,065      24,285      16,849
  Harveys Las Vegas Management Co............................................      --           4,507       5,021
  Corporate and Development..................................................     (12,009)    (10,984)    (10,959)
                                                                               ----------  ----------  ----------
    Total EBITDA.............................................................  $   67,947  $   63,047  $   54,602
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) For fiscal year 1998 and 1997 the operating loss for Corporate and Development includes a write-off of business development costs of approximately $96,000 and $2.7 million, respectively. For fiscal year 1998 the operating loss for Corporate and Development includes merger related costs of approximately $1.2 million. For fiscal year 1996 operating income includes approximately $4.1 million of pre-opening expenses related to Harveys Casino Hotel.

(2) EBITDA (operating income plus depreciation and amortization) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it allows for a more complete analysis of results of operations. Because companies do not calcuate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. For fiscal year 1998 and 1997, EBITDA for Corporate and Development excludes the write-off of approximately $96,000 and $2.7 million of business development costs, respectively. For fiscal year 1998, EBITDA for Corporate and Development excludes approximately $1.2 million of merger related costs. For fiscal year 1996, Harveys Casino Hotel's EBITDA excludes approximately $4.1 million of pre-opening expenses.

FISCAL YEAR ENDED NOVEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1997

    The Company's consolidated net revenues for fiscal 1998 were $309.5 million, an increase of $25.9 million, or 9.1%, from the $283.6 million recorded in fiscal 1997. The improvement was attributable to an increase in net revenues at all of the Company's properties. Net revenues at Harveys Casino Hotel in Iowa improved by $13.9 million due, in part, to the casino expansion which opened near the end of the first quarter of fiscal 1998. Harveys Wagon Wheel Hotel/Casino experienced an increase in net revenues of $13.1 million. The increased net revenues from the Colorado property demonstrated the value of a full year of availability of additional on-site parking added by the opening of the 530-space parking garage in June 1997. Net revenues from the Company's Lake Tahoe property increased by approximately $3.5 million due, in part, to a decrease in weather-related road closures or controls in the first quarter of 1998 compared to 1997. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino decreased approximately $4.5 million, as a result of the Hard Rock Sale.

    CASINO. Fiscal 1998 casino revenues increased $28.2 million, up 13.0% from fiscal 1997 casino revenues of $216.6 million to $244.8 million. Gaming activity in Iowa produced an increase of approximately $13.4 million in casino revenues. Harveys Wagon Wheel produced an increase of approximately $13.2 million in casino revenues. The Company's Lake Tahoe casino revenues improved by approximately $1.6 million. Casino costs and expenses also increased, up $15.3 million to $115.8 million for the 1998 fiscal year. The Council Bluffs casino accounted for $8.8 million of the increase in costs and expenses while the Colorado operations accounted for approximately $6.0 million of the increase. The Lake Tahoe operations increased $0.5 million. The increase in casino costs and expenses at Iowa and Colorado properties was attributable to increases in payroll and related costs, gaming taxes and license fees and an increase in promotional expenses at both of the properties (a consequence of increased casino revenues).

    LODGING. Lodging revenues of $34.3 million for fiscal 1998 increased $2.1 million, or 6.5%, from fiscal 1997. The hotel facility at Lake Tahoe contributed $1.6 million of the lodging revenues improvement and the Council Bluffs hotel contributed approximately $0.5 million of the lodging revenues improvement. Lodging profits improved by approximately $1.8 million. The improvement in lodging profit margins was the result of an increase in revenue per available room at all properties.

    FOOD AND BEVERAGE. Food and beverage revenues improved by 6.0% , up $2.7 million to $47.1 million. Food and beverage revenues from the Council Bluffs property contributed an increase of approximately $1.4 million, and the Lake Tahoe property contributed an increase of approximately $1.2 million. The Central City property contributed an increase of $0.1 million in beverage revenues. Food and beverage profits and margins improved for the year-to-year comparison due to increased revenues at all operating properties and the controlling of related costs.

    OTHER REVENUES. The combination of other revenues and the contribution from management fees and equity in the earnings from the Hard Rock Hotel and Casino amounted to $7.1 million, a decrease of $4.7 million, or 39.7%, primarily as a result of the Hard Rock Sale.

    SG&A, DEPRECIATION AND AMORTIZATION, NET INTEREST EXPENSE. Consolidated selling, general and administrative expense increased 6.8%, up $5.1 million to $79.0 million for fiscal 1998. The operations in Council Bluffs experienced an increase of approximately $0.8 million in selling, general and administrative expenses. The Lake Tahoe operations recognized an increase in overall selling, general and administrative expenses of approximately $0.7 million from fiscal 1997 to fiscal 1998. Selling, general and administrative expenses increased by $2.6 million at the Central City property as a result of an increase in promotional costs. Depreciation and amortization expenses increased by $1.7 million, or 9.0%. The increase in depreciation expense at the Lake Tahoe property included a charge of approximately $0.4 million related to the disposal of assets necessary to facilitate the construction of a Hard Rock Cafe on the casino floor, which opened early in the third quarter of fiscal 1998. The balance of the increase in depreciation was attributable to the completion of the parking garage in Central City and replacements and improvements at the operating properties. Interest expense, net of interest income and interest capitalized, decreased by approximately $3.3 million to $15.6 million for fiscal 1998. The decrease was attributable to the use of a portion of the proceeds from the Hard Rock Sale to pay the outstanding balance under the Company's credit facility, thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.4 million of interest expense was capitalized during the first nine months of fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized during fiscal 1998.

    BUSINESS DEVELOPMENT COSTS. In the fourth quarter of fiscal 1998, the Company reviewed and evaluated certain capitalized costs relative to business development efforts in specific geographic areas where there was a potential for approval of casino gaming. As a result of the review process approximately $96,000 of amounts previously capitalized was written off. The amount expensed for fiscal 1997 was $2.7 million. The amount of such costs that continued to be deferred at November 30, 1998 was approximately $3.1 million.

    SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE. In the fourth quarter of fiscal 1997, as a result of the Hard Rock Sale, the Company received $45.0 million cash and an additional $1.2 million cash in satisfaction of a note and other amounts due the Company at the time of the sale. The Company recognized a gain of approximately $27.4 million on the transaction.

    NET INCOME. Net income for fiscal 1998 amounted to approximately $18.7 million including after-tax write downs of approximately $0.8 million relative to business development costs and merger related costs. Net income for fiscal 1997 amounted to approximately $30.8 million, including the after-tax gain of approximately $17.4 million attributable to the Hard Rock Sale and the after-tax write-down of approximately $1.7 million related to certain business development costs.

FISCAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1996

    The Company's consolidated net revenues for fiscal 1997 were $283.6 million, an increase of $35.9 million, or 14.5%, from the $247.7 million recorded in fiscal 1996. The improvement was substantially attributable to the $30.6 million increase in net revenues produced by Harveys Casino Hotel. Net revenues for fiscal 1997 from the Council Bluffs, Iowa property included a full twelve months of operations of the complete facility while fiscal 1996 included only eleven months of revenues from the riverboat casino and six full months of revenues from the land-based facilities. Net revenues from the Company's Lake Tahoe property declined by approximately $0.5 million, the result of adverse first quarter weather conditions and severe flooding in northern Nevada and in many of the northern California communities that provide many of the Lake Tahoe property's customers. Mud slides triggered by the inclement weather closed U. S. Highway 50, the major link between the south shore of Lake Tahoe and northern California, for 42 days of the first quarter. Harveys Wagon Wheel experienced an increase in net revenues of $6.3 million, a substantial portion of which was recognized in the third and fourth quarters, after the opening of that property's new parking garage. The revenue contribution from the management fees and equity in earnings from the Hard Rock Hotel and Casino decreased approximately $0.5 million, as a result of the Hard Rock Sale.

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

LIQUIDITY AND CAPITAL RESOURCES

    EFFECTS OF THE MERGER FINANCING. At the Effective Time the leverage and fixed charge obligations of the Company substantially increased. HAC financed the Merger with (i) proceeds of approximately $75 million from the issuance of its Class A Common to Voteco and its Class B Common to Colony III, (ii) proceeds of approximately $55 million from the issuance of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock (the "Series A Preferred") to Voteco and its 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock (the "Series B Preferred" and, together with the Series A Preferred, the "Preferred Stock") to Colony III, (iii) borrowings of $172 million by the Company under a $185 million credit facility (the "Amended and Restated Credit Facility"), and (iv) the Company's available cash (collectively, the "Merger Financing").

    A portion of the Merger Financing was initially provided pursuant to a loan (the "Loan") from a group of banks led by Wells Fargo Bank, National Association ("Wells Fargo") to HAC. Upon consummation of the Merger, the Loan was refinanced principally through the Amended and Restated Credit Facility pursuant to an Amended and Restated Credit Agreement among the Company, HCCMC, HIMC, HTMC and HCR Services Company Inc. ("HCRSC"), as borrowers (the "Borrowers"), Wells Fargo, as swingline lender, letter of credit issuer and agent and the lenders party thereto. The Amended and Restated Credit Facility replaced the Company's existing credit facility upon consummation of the Merger.

    The Amended and Restated Credit Facililty is secured by substantially all of the Company's and the other Borrowers' assets including, subject to applicable gaming approvals, a pledge of all of the capital stock of each of the Borrowers (other than the Company's), mortgages on all material real property owned or leased by the Borrowers and the accounts receivable, inventory, equipment and intangibles of the Borrowers. The Amended and Restated Credit Facillity will mature and be fully due and payable five years from the date of the Merger. The permitted principal balance of the Amended and Restated Credit Facility will reduce on a quarterly basis, commencing on the last day of the seventh fiscal quarter following the date of the Merger. Interest on borrowings outstanding under the Amended and Restated Credit Facility will be payable, at the Company's option, at either the London Inter-Bank Offering Rate ("LIBOR") or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of the Borrowers' total funded debt to EBITDA. The Amended and Restated Credit Facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict the ability of the Company and the other Borrowers to dispose of assets, incur additional indebtedness, prepay any of the Company's $150 million, 10 5/8% Senior Subordinated Notes, due 2006 (the "Senior Subordinated Notes"), pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the business conducted by the Company or the other Borrowers or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the Amended and Restated Credit Facility, the Company and the other Borrowers are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The Amended and Restated Credit Facility contains events of default customary for facilities of this nature. Specifically, the Amended and Restated Credit Facility prohibits the payment of cash dividends on the Preferred Stock, unless the Leverage Ratio is less than or equal to 3 to 1. "Leverage Ratio" is calculated by reference to the Company, HCCMC, HIMC, HLVMC and HTMC and any other subsidiaries of the Company subsequently designated under the Amended and Restated Credit Facility and refers to the ratio of total indebtedness to EBITDA.

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

    The Company recently amended the Indenture with the changes becoming operative at the Effective Time. The Company sought and received the consent of the holders of its Senior Subordinated Notes to: (i) the one-time waiver of the applicability of the Indenture to the Merger, including the waivers of (a) the change of control covenant in the Indenture and (b) the "Merger, Consolidation or Sale of Assets" provision in the Indenture that might have restricted the financing of the Merger and related transactions, and (ii) the amendment of the definition of "Consolidated Cash Flow" in the Indenture to add back certain costs related to the Merger. The Company paid a consent fee to consenting holders of the Senior Subordinated Notes equal to 9% of the principal amount of the holders' Senior Subordinated Notes.

    The Indenture contains certain covenants that impose limitations on, among other things, (i) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (as defined in the Indenture) by the Company or any Restricted Subsidiary, (iv) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (v) the creation or incurrence of liens on the assets of the Company or any Restricted Subsidiary, and (vi) transactions by the Company or any of its subsidiaries with Affiliates (as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture.

    The Series A Preferred and Series B Preferred are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value (the "Liquidation Value"). To the extent not paid in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2% of the Liquidation Value. The Series A Preferred and Series B Preferred are subject to mandatory redemption on February 1, 2011 for cash at the Liquidation Value plus any accrued and unpaid dividends, out of any funds legally available therefor. The Company has the right to redeem the Series A Preferred and the Series B Preferred at any time for cash at the Liquidation Value plus any accrued and unpaid dividends. If a Change of Control (as defined in the Certificates of Designation for the Preferred Stock) of the Company occurs, the Company will be required to offer to purchase all outstanding shares of the Series A Preferred and Series B Preferred (the "Change of Control Offer") for cash at a price of 101% of the Liquidation Value plus any accrued and unpaid dividends. However, the Company will not be required to make the Change of Control Offer on or prior to the earlier of (i) the date on which all of the Company's Senior Subordinated Notes have been repaid, repurchased or redeemed in full, and (ii) June 1, 2006, the date the Senior Subordinated Notes mature. The Certificates of Designation contain covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. In the event of a sale or other disposition of all but not less than all of the Series A Preferred and Series B Preferred by the original holders and/or certain related parties (but not any other transferees) to one or more persons other than the original holders and certain related parties, the dividend rate and other rights, preferences and privileges of the Series A Preferred and Series B Preferred may, at the election of the holders of a majority of the Series A Preferred, be amended so that the Series A Preferred and Series B Preferred would, in the opinion of an independent financial advisor chosen by the electing holders, have a market value of 100% of the Liquidation Value thereof plus any accrued and unpaid dividends; PROVIDED that in no event shall the reset dividend rate exceed
15 1/2% per annum. Alternatively, the electing holders may effectuate the foregoing by exchanging all of the Series A Preferred and Series B Preferred for a new class of preferred stock having terms to which the Series A Preferred and Series B Preferred would have been reset as aforesaid. Upon the receipt of all applicable gaming approvals the Series A Preferred and Series B Preferred are convertible, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at the Company's election, may be satisfied with additional shares of the New Common Stock in an amount to be determined in accordance with the conversion rate.

    Immediately following the Effective Time, the Company used $22.0 million of its available cash to pay down the outstanding balance under the Amended and Restated Credit Facility. After that payment, the Company had $300.0 million in long-term debt consisting of $150.0 million of Senior Subordinated Notes and $150.0 million outstanding under the Amended and Restated Credit Facility. After the payment, the Company had approximately $27.0 million in cash and cash equivalents and approximately $34.2 million available under the Amended and Restated Credit Facility, net of an outstanding letter of credit and subject to compliance with certain financial covenants.

    As of the Effective Time, the Company was in compliance with the covenants under the Amended and Restated Credit Facility, the Indenture and the Certificates of Designation.

    The Company has budgeted $18.6 million for maintenance capital expenditures and property improvements and approximately $15.0 million for the construction of a parking garage at the Council Bluffs property in fiscal 1999. The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Amended and Restated Credit Facility will be sufficient to meet the cash requirements of its existing operations during at the least the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. The Company currently believes that its capital expenditures beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which the Company expects to be met by then-existing cash, cash flows from operations and borrowing capacity under the Amended and Restated Credit Facility. The Company does not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. The Company does not expect that cash dividends will be paid on the Preferred Stock prior to 2004 because of, among other reasons, restrictions in the Amended and Restated Credit Facility and the Indenture on the payment of cash dividends.

    Set forth below is a description of the Company's historical liquidity and capital resources.

    YEAR ENDED NOVEMBER 30, 1998. The Company's primary sources of liquidity and capital resources during fiscal 1998 were cash flow from operations of approximately $38.4 million and the proceeds of approximately $4.3 million from the exercise of options to purchase shares of the Common Stock.

    During fiscal 1998, the Company expended approximately $17.7 million in cash for income taxes. Additionally, the Company made cash payments for dividends of approximately $2.0 million during the year and incurred additional cash expenditures of approximately $17.1 million in connection with capital improvements and replacements, approximately $5.0 million of which was related to casino expansion and remodeling in Council Bluffs, which was completed near the end of the first quarter of fiscal 1998.

    YEAR ENDED NOVEMBER 30, 1997. In addition to cash flows from operations and borrowings under a $115 million reducing, revolving credit agreement (the "Credit Facility"), in fiscal 1997, the Company received $46.2 million when it sold its interests in HRHC and approximately $3.7 million form the sale of other assets.

    Cash flow from operations for fiscal year 1997 was approximately $44.6 million. On October 24, 1997 the Company received $45.0 million cash when it sold: (i) all of the capital stock of HRHC held by the Company, representing 40% of the then outstanding capital stock of HRHC, and (ii) all of the Company's rights under a management agreement between HRHC and HLVMC relating to the management and operations of the Hard Rock Hotel and Casino. The Company also received approximately $1.2 million cash in satisfaction of a note and other amounts due the Company from HRHC as of October 24, 1997. Additionally, the Company sold, in separate transactions in fiscal year 1997, a note receivable from an unrelated party and the Company's airplane, realizing net proceeds of approximately $3.7 million from these transactions.

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

    YEAR ENDED NOVEMBER 30, 1996. During fiscal year 1996, the Company completed the construction of the Council Bluffs project, expending $36.8 million in cash and financing the acquisition of the riverboat and equipment through a $20 million riverboat financing agreement. Additionally, the Company made cash payments for dividends of approximately $1.7 million during the year and incurred additional cash expenditures of approximately $11.6 million in connection with capital improvements and replacements at the operating properties and corporate offices.

    On April 30, 1996, the Company paid the holders of approximately $11.9 million of 12% subordinated notes payable by HWW (the "HWW Notes") $6 million in cash and issued an aggregate of $8 million in subordinated notes in exchange for all of the outstanding HWW Notes and unpaid interest accrued thereon (the "Debt Exchange"). On such date, the Company also exchanged 382,500 shares of the Company's common stock for: (i) 30% of the equity interests of HWW, (ii) the rights to an approximately $3 million priority return from HWW, and (iii) an option to acquire an additional 5% of the equity interests in HWW (the "Equity Exchange").

    On May 22, 1996, the Company completed its public debt offering of $150 million of Senior Subordinated Notes. The proceeds, $145.5 million net of underwriting discounts and commissions, were used to: (i) pay off a $10 million note payable to a private investor, (ii) retire the $19 million principal balance of the note payable under a riverboat financing agreement, (iii) redeem, for $7.8 million plus accrued and unpaid interest, the $8 million aggregate principal amount of subordinated notes issued in the Debt Exchange, and (iv) reduce the outstanding principal balance under the Credit Facility.

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

    The Company has established a task force to coordinate its response to the Year 2000 Problem. This task force includes the Company's Chief Executive Officer, Chief Financial Officer, Corporate Director of Internal Audit, and the Director of Information Services as well as support staff. An outside consultant was also engaged who assisted in establishing a Year 2000 compliance program for the Company.

    The Year 2000 compliance programs developed for the Company consist of the following phases: (i) compilation of an inventory of systems and equipment that may cause a Year 2000 Disruption ("Critical Systems and Equipment"), (ii) identification and priorization of the Critical Systems and Equipment from the inventory compiled and inquiries of third parties with whom the Company does significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness, (iii) analysis of the identified Critical Systems and Equipment to determine which systems and equipment are not Year 2000 compliant and evaluation of the costs to repair or replace those systems, and (iv) repair or replacement and testing of noncompliant Critical Systems and Equipment and the testing of Critical Systems and Equipment for which representation as to Year 2000 compliance has not been received or for which representation has been received but has not been confirmed.

    The Company is not currently planning to use any independent verification and validation process to assure the reliability of their risk and cost estimates. However, this position will continue to be reevaluated as the Year 2000 compliance programs proceed at the Company's facilities.

    The Company also initiated a more limited review of the Year 2000 Problem as it relates to business associates of the Company, including material vendors, suppliers, financial institutions and utility and communications providers. The scope of the review was generally limited to inquiries of such business associates. Based on the responses received, the Company is not aware of any Year 2000 Problem impact on a material business associate that would have a material adverse affect of the Company's business operations. However, there can be no assurances that all of the Company's material business associates will be Year 2000 compliant in a timely manner.

    The Company relies on systems in many areas of its business operations ("Systems") including casino operations, retail outlets, hotel operations, accounting and finance, facilities and environmental, communications and administration. The Company has not developed a comprehensive contingency plan, although a number of Systems are "backed up" by manual procedures that have been employed during times Systems have been unavailable. The Company will continue to assess the need for a comprehensive contingency plan as implementation of the corrective action plan continues and as the review of business associates' readiness progresses.

    The Company is in the process of implementing its corrective action plan. The Company is utilizing internal resources and external resources to achieve the plan objectives. The Company anticipates that the required modifications, upgrades and replacements of Systems will most likely be completed in the second quarter of fiscal year 1999, allowing for additional testing and revisions, if necessary, before the year 2000. The Company believes that its corrective action plan, including the timelines, is adequate and realistic. Nevertheless, if one or more of the Company's Systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more Systems, or if a key business associate fails to provide necessary products or services due to Year 2000 Problem business disruptions, there could be a material adverse impact on the Company's business operations or financial performance. With respect to the Company's Systems, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the necessity to perform manually those procedures customarily performed by a noncompliant System. This could result in a slowdown of normal business operations and would likely be more costly. The performing of procedures manually would continue until such time as the noncompliant System could be made complaint or a suitable alternative could be found and installed. With respect to a key business associate, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the failure to deliver to the Company essential utilities, which could result in the inability of one or more of the Company's hotel/casinos to operate and require the affected property or properties to close until such utilities could be restored.

    The Company estimates that the costs to achieve Year 2000 compliance, including those costs that are capitalizable, will be approximately $4.4 million and will be expended through 2000. The Company incurred costs of approximately $1.0 million in fiscal year 1998, including approximately $0.7 million that was capitalized. The Company expects to incur an additional cost of approximately $3.4 million in fiscal 1999, approximately $3.0 million of which will be for capital acquisitions. The Company believes that its expenditures in fiscal 2000 will not be material. These estimates are based on the Company's evaluation and experience to date and are subject to modification as implementation of the corrective action plan progresses. There can be no assurances that the estimated costs are adequate or achievable, and actual costs could materially differ from the estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates. The Company had no variable rate debt at November 30, 1998 and 1997. However, the fair value of its fixed rate long-term debt is sensitive to differences between market interest rates and rates at the inception of the debt obligation. A hypothetical immediate 100 basis point increase in interest rates at November 30, 1998 and 1997 would have decreased the market value of the Company's fixed rate long-term debt by approximately $12.1 million at each of those dates. Conversely, a 100 basis point decrease in interest rates would be have increased the market value of the Company's outstanding long-term debt at both November 30, 1998 and 1997 by approximately $15.6 million.

    The Company did not enter into any derivative financial contracts in fiscal 1998 or 1997. The Company may use derivative financial instruments in the future as a risk management tool. The Company does not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 47.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The table below sets forth the directors and executive officers of the Company as of the date hereof:

NAME                                        AGE                                    POSITION
--------------------------------------      ---      --------------------------------------------------------------------
Thomas J. Barrack, Jr.................          51   Chairman of the Board of Directors
Charles W. Scharer....................          43   President and Chief Executive Officer; Director
Stephen L. Cavallaro..................          41   Executive Vice President and Chief Operating Officer
John J. McLaughlin....................          43   Senior Vice President, Chief Financial Officer, Secretary and
                                                       Treasurer
Gary D. Armentrout....................          51   Senior Vice President--Business Development and Government Relations
James J. Rafferty.....................          43   Senior Vice President--Corporate Marketing
Edward B. Barraco.....................          54   Senior Vice President and General Manager--Harveys Wagon Wheel
Kevin O. Servatius....................          46   Senior Vice President and General Manager--Harveys Resort
Verne H. Welch, Jr....................          61   Senior Vice President and General Manager--Harveys Casino Hotel
John R. Bellotti......................          41   Corporate Vice President of Human Resources
Kelvin L. Davis.......................          35   Director

    THOMAS J. BARRACK, JR. serves as Chairman of the Board of Directors of the Company. Mr. Barrack became a director at the Effective Time pursuant to the Merger Agreement and was appointed Chairman of the Board at the Effective Time. Mr. Barrack also holds a minority membership interest in Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital and Colony Advisors, Inc. ("Colony Advisors") since August 1997. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack served as President of Colony Capital and Colony Advisors from August 1992 and September 1991, respectively, until August 1997. Mr. Barrack is a Director of Continental Airlines, Inc., a commercial airline, Public Storage, Inc., a developer, owner and operator of self-storage facilities, and Kennedy-Wilson, Inc., a worldwide real estate marketing, brokerage and investment services company.

    CHARLES W. SCHARER serves as a Director and President and Chief Executive Officer of the Company. He was appointed President and Chief Executive Officer of the Company effective December 1, 1995. He has served as a director of the company since April 1995 and served as Chairman of the Board of Directors from May 1, 1997 to the Effective Time. Prior to becoming President and Chief Executive Officer of the company, Mr. Scharer served as Executive Vice President from August 1995. He was appointed Chief Financial Officer in July 1993 and Treasurer in September 1993.

    STEPHEN L. CAVALLARO serves as Executive Vice President and Chief Operating Officer and as a non-voting observer on the Board of Directors of the Company. Prior to the Effective Time, he served as Chief Operating Officer of Subsidiary Operations of the Company since February 1996. In this position he has had operational responsibility for Harveys Wagon Wheel in Central City Colorado and Harveys Casino Hotel in Council Bluffs, Iowa. Until October 24, 1997, when the Hard Rock Sale was consummated, Mr. Cavallaro also had operational responsibility for the Hard Rock Hotel and Casino in Las Vegas, Nevada. Mr. Cavallaro joined the Company in February 1994 to direct and develop the Hard Rock Hotel and Casino as Senior Vice President and General Manager--Hard Rock Hotel. From 1992 to 1994, he served as Vice President and General Manager of the Palace Station.

    JOHN J. MCLAUGHLIN serves as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. He was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in

March 1996. Mr. McLaughlin became Secretary of the Company as of the Effective Time. He joined the Company in September 1995 as Chief Financial Officer. From January 1993 until September 1995, he was Chief Financial Officer of President Riverboat Casino, Inc. Mr. McLaughlin is a Certified Public Accountant.

    GARY D. ARMENTROUT serves as Senior Vice President--Business Development and Government Relations. He has served as Senior Vice President--Business Development and Government Relations of the Company since May 1995. In this position he has been responsible for identifying and pursuing the development of new projects for the Company. Prior to joining the Company, Mr. Armentrout was employed by President Riverboat Casinos, Inc. where he served as Vice President--Gaming from May 1990 until June 1994 when he was appointed Vice President--Gaming Development.

    JAMES J. RAFFERTY serves as Senior Vice President--Corporate Marketing. He was appointed Corporate Vice President of Marketing of the Company in December 1995 and was promoted to Senior Vice President of Corporate Marketing in 1997. Mr. Rafferty served as Vice President, Marketing--Lake Tahoe from 1992 to 1995.

    EDWARD B. BARRACO serves as Senior Vice President and General
Manager--Harveys Wagon Wheel. He has served as the Company's Senior Vice President and General Manager--Harveys Wagon Wheel since July 1995. From 1985 to 1995, Mr. Barraco served as Assistant General Manager--Lake Tahoe, where he was responsible for overseeing all aspects of the operation on an assigned shift.

    KEVIN O. SERVATIUS serves as Senior Vice President and General Manager--Harveys Resort. He was appointed Senior Vice President and General Manager--Harveys Resort in August 1995. From March 1993 to August 1995, Mr. Servatius was Senior Vice President and General Manager of Harrah's--Lake Tahoe. He serves as Vice Chairman of the Board of the Tahoe Douglas Visitors Authority and serves as President and board member of the Lake Tahoe Gaming Alliance.

    VERNE H. WELCH, JR. serves as Senior Vice President and General Manager--Harveys Casino Hotel. He has served as Senior Vice President and General Manager--Harveys Casino Hotel since September 1995. Prior to moving to the Council Bluffs property, Mr. Welch served as Senior Vice President and General Manager--Lake Tahoe from December 1993 to September 1995. From 1988 to December 1993, he served as Vice President--Casino Operations.

    JOHN R. BELLOTTI serves as Corporate Vice President of Human Resources. He was appointed Corporate Vice President of Human Resources of the Company in August 1997. Prior to joining the Company in August 1997, Mr. Bellotti was employed by Hyatt Hotels Corporation, serving most recently as Assistant Vice President of Human Resources from 1993 to 1997.

    KELVIN L. DAVIS serves as a Director. Mr. Davis became a director at the Effective Time pursuant to the Merger Agreement. Mr. Davis also holds a majority membership interest in Voteco. Mr. Davis has served as President and Chief Operating Officer of each of Colony Capital and Colony Advisors since August 1997. He served as Executive Vice President of Colony Capital and Colony Advisors from August 1992 and September 1991, respectively, to August 1997. Mr. Davis is a director of Franchise Finance Corporation of America, a specialty real estate financing company.

    Mark Hedstrom, Chief Financial Officer of Colony Capital, serves as a non-voting observer on the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership on Forms 3, 4 and 5 with the Commission. Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 1998.

LEGAL PROCEEDINGS INVOLVING DIRECTORS, OFFICERS, AFFILIATES OR BENEFICIAL OWNERS

    No director, officer or affiliate of the Company or beneficial owner of more than 5% of the outstanding shares of Common Stock, or any associate thereof, is a party adverse to the Company or any of its subsidiaries in any lawsuit nor has a material adverse interest thereto.

ITEM 11. EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid by the Company during the three fiscal years ended November 30, 1998 to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers"). Messrs. Scharer, Cavallaro, McLaughlin, Armentrout and Servatius continued to serve in identical positions with the Company as of the Effective Time, in certain cases pursuant to new employment agreements and new benefit plans, except that Mr. Scharer serves as a director of the Company, but not as Chairman of the Board following the Effective Time and Mr. McLaughlin also serves as Secretary following the Effective Time. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM AWARDS
                                                                ANNUAL COMPENSATION   ----------------------
                                                                                      SECURITIES
                                                    YEAR        --------------------  UNDERLYING     LTIP       ALL OTHER
                                                    ENDED        SALARY      BONUS      OPTIONS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION                     NOVEMBER 30,       ($)        ($)         (#)         ($)        ($)(1)
---------------------------------------------  ---------------  ---------  ---------  -----------  ---------  -------------
Charles W. Scharer(2)........................          1998       467,500    448,800      --         118,034       17,400
Chairman of the Board, President                       1997       428,462    360,000     183,500      81,384       11,067
and Chief Executive Officer                            1996       347,400    168,000     135,000      --            8,845

Stephen L. Cavallaro(3)......................          1998       351,346    263,630      --          80,964       12,905
Chief Operating Officer of                             1997       333,462    240,000      48,800      61,718        9,115
Subsidiary Operations                                  1996       267,785    120,000      28,000      --            3,873

John J. McLaughlin(4)........................          1998       250,000    179,250      --          --            4,800
Senior Vice President, Chief                           1997       221,346    165,000      41,000      --            6,735
Financial Officer and Treasurer                        1996       175,000     70,000      10,000      --              808

Gary D. Armentrout...........................          1998       236,359    128,510      --          --            4,800
Senior Vice President--Business                        1997       234,598    130,000      41,000      --            5,512
Development and Government Relations                   1996       210,384     67,735      10,000      --            3,081

Kevin O. Servatius...........................          1998       280,000     80,460      --          --            6,045
Senior Vice President and General                      1997       268,846    105,000      51,000      --            8,037
Manager--Harveys Resort                                1996       231,538    100,000      10,000      --            1,828

------------------------

(1) Amounts include the Company's 401(k) Plan contributions, payments of term life insurance premiums and above-market rate interest earned on deferred compensation. In fiscal 1998 the Company's 401(k) Plan contributions were $4,800 for each of the Named Executive Officers. In fiscal 1998, the Company paid a premium of $1,130 on a term life insurance policy insuring the life of Mr. Scharer. In fiscal 1998, the above-market rate interest earned by Mr. Scharer, Mr. Cavallaro and Mr. Servatius on deferred compensation amounted to $11,470, $8,105 and $1,245, respectively.

(2) On December 1, 1995, Mr. Scharer became the Company's President and Chief Executive Officer and on May 1, 1997 was elected Chairman of the Board of Directors.

(3) On February 1, 1996, Mr. Cavallaro became Chief Operating Officer of Subsidiary Properties.

(4) Mr. McLaughlin was appointed Chief Financial Officer on September 18, 1995, and was elected Senior Vice President, Chief Financial Officer and Treasurer in March 1996.

OPTION GRANTS

    There were no options granted to the Named Executive Officers during fiscal year 1998.

OPTION EXERCISES AND HOLDINGS

    The table below sets forth information concerning the exercise of options during the fiscal year ended November 30, 1998 and unexercised options held at the end of such year by the Named Executive Officers.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUE

                                                                        NUMBER OF SHARES         VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                                                   OPTIONS AT FISCAL YEAR END    FISCAL YEAR END($)(1)
                           SHARES ACQUIRED ON    AGGREGATE VALUE   --------------------------  -------------------------
NAME                           EXERCISE(#)          REALIZED       EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
-------------------------  -------------------  -----------------  -----------  -------------  ----------  -------------
Charles W. Scharer.......          --                  --              56,500        159,000    1,509,612     4,248,289

Stephen L. Cavallaro.....          --                  --              46,265         32,535    1,236,145       869,296

John J. McLaughlin.......          --                  --              13,665         27,335      365,112       730,358

Gary D. Armentrout.......          --                  --              13,665         27,335      365,112       730,358

Kevin O. Servatius.......          --                                  17,000         34,000      454,220       908,439

------------------------

(1) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the options.

    The Merger Agreement provided that each outstanding option to acquire the Common Stock be cancelled immediately prior to the Effective Time in exchange for a cash payment equal to the product of the number of shares of Common Stock subject to such option and the excess of the consideration payable per share of Common Stock in the Merger over the per share exercise price of such option. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

LONG-TERM INCENTIVE PLAN

    In fiscal year 1994, the Company adopted a Long-Term Incentive Plan. The table below sets forth awards made to Named Executive Officers in the last fiscal year under the Company's Long-Term Incentive Plan.

              LONG-TERM INCENTIVE PLANS-AWARDS IN FISCAL YEAR 1998

                                                                                          ESTIMATED FUTURE PAYOUTS UNDER
                          NUMBER OF SHARES                                                  NON-STOCK PRICE-BASED PLANS
                           UNITS OR OTHER        PERFORMANCE OR OTHER PERIOD UNTIL      -----------------------------------
NAME                           RIGHTS                   MATURATION OR PAYOUT             THRESHOLD    TARGET      MAXIMUM
-----------------------  -------------------  ----------------------------------------  -----------  ---------  -----------
Charles W. Scharer.....          --           Three years ending November 30, 1998       $  35,063   $  70,125   $ 105,188
                                 --           Three years ending November 30, 1999       $  35,063   $  70,125   $ 105,188
                                 --           Three years ending November 30, 2000       $  58,438   $  85,708   $ 120,771

Stephen L. Cavallaro...          --           Three years ending November 30, 1998       $  20,505   $  41,009   $  61,514
                                 --           Three years ending November 30, 1999       $  20,505   $  41,009   $  61,514
                                 --           Three years ending November 30, 2000       $  20,505   $  41,009   $  61,514

John J. McLaughlin.....          --           Three years ending November 30, 1998       $  12,500   $  25,000   $  37,500
                                 --           Three years ending November 30, 1999       $  12,500   $  25,000   $  37,500
                                 --           Three years ending November 30, 2000       $  12,500   $  25,000   $  37,500

Gary D. Armentrout.....          --           Three years ending November 30, 1998       $  11,804   $  23,608   $  35,412
                                 --           Three years ending November 30, 1999       $  11,804   $  23,608   $  35,412
                                 --           Three years ending November 30, 2000       $  11,804   $  23,608   $  35,412

Kevin O. Servatius.....          --           Three years ending November 30, 1998       $  14,000   $  28,000   $  42,000
                                 --           Three years ending November 30, 1999       $  14,000   $  28,000   $  42,000
                                 --           Three years ending November 30, 2000       $  14,000   $  28,000   $  42,000

    Upon consummation of the Merger, the Long-Term Incentive Plan was terminated, and Messrs. Scharer, Cavallaro and McLaughlin each received lump sum payments at maximum in connection therewith. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Pursuant to the Company's Change of Control Plan (the "Change of Control Plan"), Messrs. Armentrout and Servatius similarly received lump sum payments at maximum.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The tables below set forth total benefits payable to executive employees, including the Named Executive Officers, who participate in the Company's Supplemental Executive Retirement Plan (the "SERP"). Amounts shown represent the aggregate amounts to which such employees are entitled under the SERP.

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE
                              (SEVEN YEAR VESTING)

                                                                     ESTIMATED ANNUAL BENEFITS AT AGE 65 FOR
                                                                       REPRESENTATIVE YEARS OF SERVICE($)
                                                              -----------------------------------------------------
AVERAGE BASE COMPENSATION FOR FINAL FIVE YEARS($)                 3          4          5          6          7
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
125,000.....................................................     12,500     25,000     37,500     50,000     62,500
150,000.....................................................     15,000     30,000     45,000     60,000     75,000
175,000.....................................................     17,500     35,000     52,500     70,000     87,500
200,000.....................................................     20,000     40,000     60,000     80,000    100,000
225,000.....................................................     22,500     45,000     67,500     90,000    112,500
250,000.....................................................     25,000     50,000     75,000    100,000    125,000
300,000.....................................................     30,000     60,000     90,000    120,000    150,000
400,000.....................................................     40,000     80,000    120,000    160,000    200,000
450,000.....................................................     45,000     90,000    135,000    180,000    225,000
500,000.....................................................     50,000    100,000    150,000    200,000    250,000

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE
                               (20 YEAR VESTING)

                                                                          ESTIMATED ANNUAL BENEFITS AT AGE 65 FOR
                                                                             REPRESENTATIVE YEARS OF SERVICE($)
                                                                         ------------------------------------------
AVERAGE BASE COMPENSATION FOR FINAL FIVE YEARS($)                            5         10         15         20
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------
125,000................................................................     15,625     31,250     46,875     62,500
150,000................................................................     18,750     37,500     56,250     75,000
175,000................................................................     21,875     43,750     65,625     87,500
200,000................................................................     25,000     50,000     75,000    100,000
225,000................................................................     28,125     56,250     84,375    112,500
250,000................................................................     31,250     62,500     93,750    125,000
300,000................................................................     37,500     75,000    112,500    150,000
400,000................................................................     50,000    100,000    150,000    200,000
450,000................................................................     56,250    112,500    168,750    225,000
500,000................................................................     62,500    125,000    187,500    250,000

    On November 20, 1997 the SERP was amended by the Board of Directors to, among other things, limit participation to employees (i) whose positions are classified as members of the Executive Committee of the Company, (ii) whose participation has been recommended by the President and Chief Executive Officer,
(iii) whose participation has been approved and confirmed by the Committee, and
(iv) who do not participate in the Senior Supplemental Retirement Plan. Those employees who were participating in the SERP prior to November 20, 1997 and had partially or fully vested but do not meet the amended participation requirements after November 20, 1997 will continue to participate in the SERP.

    The seven year vesting SERP presently covers approximately 19 current or former executive employees. The 20 year vesting SERP, for those who began participation after October 1, 1994, covers approximately 7 executive employees. SERP benefits are based on a percentage of average base compensation earned during the participant's last five years of service. Base compensation is the participant's annual salary (but not bonuses or incentive compensation), which is the same as compensation depicted as salary in the Summary Compensation Table. Benefits are generally computed as a straight-line annuity, and are not subject to any deduction for social security benefits. Participants are entitled to receive SERP benefits upon attaining age 65 and having become vested in the SERP. Participants in the seven year vesting SERP become 20% vested after having accumulated at least three years of service with the Company and vesting continues in 20% increments each year thereafter, with 100% vesting occurring upon completion of seven years of service. Participants in the 20 year vesting SERP become 25% vested after having accumulated at least five years of service with the Company and vesting continues in 5% increments each year thereafter, with 100% vesting occurring upon completion of 20 years service. Amounts shown for seven years or 20 years of service in the respective tables above represent the maximum annual payments a participant may receive under the SERP. Benefits under the SERP are payable for a period of 15 years.

    Prior to the Effective Time, Mr. Scharer was fully vested under the terms of the seven year vesting plan. Mr. Cavallaro had approximately five years of credited service under the terms of the seven year vesting plan and Mr. McLaughlin had approximately three years of credited service under the terms of the twenty year vesting plan. Mr. Armentrout has approximately three and one-half years of credited service and Mr. Servatius has approximately three years of credited service, each under the terms of the twenty year vesting plan.

    Upon consummation of the Merger, the rights of Mr. Scharer, Mr. Cavallaro and Mr. McLaughlin to participate in the SERP were terminated, and they received lump sum payments in connection therewith. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In accordance with the Change of Control Plan, upon consummation of the Merger, Messrs. Armentrout and Servatius received two additional years of vesting credit under the SERP.

COMPENSATION OF DIRECTORS

    In fiscal 1998, non-employee directors received an annual retainer of $30,000 and an additional $1,000 for each board meeting attended. During such period, non-employee committee members received $1,000 for each committee meeting attended, and the non-employee chairs of each of the Audit Committee and the Compensation Committee received $1,200 for each meeting attended. Non-employee directors are reimbursed expenses incurred in connection with attending meetings of the Board of Directors and Committees thereof.

    The Company established an Outside Directors' Retirement Plan pursuant to which each outside director and any employee-director who was not covered under the Company's Supplemental Executive Retirement Plan or Senior Supplemental Executive Retirement Plan and who had served five or more years, or his or her beneficiaries as applicable, was entitled to receive $25,000 per year for up to ten years upon such director's retirement, death or disability. The plan also provided for continuing medical insurance coverage under the Company's executive health plan for a period of up to ten years.

    Pursuant to the Change of Control Plan (i) all options granted to directors under the 1993 Non-Employee Director Stock Option Plan vested upon consummation of the Merger, and (ii) members of the Board who were asked to resign as a result of the Merger were paid their annual compensation for the balance of the term for which they were elected and were paid a lump sum payment of the compensation due under the Outside Directors' Retirement Plan.

    Directors who are also employees may be eligible to participate in the Company's employee incentive plans.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

    Prior to the Effective Time, Charles W. Scharer served as Chairman of the Board, President and Chief Executive Officer under an employment contract with the Company. At the Effective Time the existing contract was terminated and Mr. Scharer and the Company entered into a new employment contract. See "ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Sharer serves as President and Chief Executive Officer under the new employment contract with the Company. The term of the contract began on February 2, 1999 and ends on February 2, 2004. The contract provides that Mr. Scharer's salary during the term will be $520,000 per year. The contract also provides that Mr. Scharer is eligibile to participate in the Company's Management Incentive Plan (the "MIP") or an equivalent annual bonus plan providing for payment of an annual bonus with thresholds and triggering events for payment based on the achievements of the Company's annual budget and other business plan targets determined by the Board of Directors. Under the contract, Mr. Scharer's maximum annual bonus will not be less than $360,000. Concurrent with the execution of the contract, Mr. Scharer also received an advance cash payment equal to 25% of his maximum bonus for fiscal 1999, which amount the Company and Mr. Scharer agreed to be $130,000. Following the end of fiscal 1999, the Board of Directors will determine Mr. Scharer's annual bonus in the ordinary course using the financial targets established by the Board of Directors; any such bonus deemed payable will be reduced by the advance. Also concurrent with the execution of the contract, Mr. Scharer received a restricted stock award consisting of 270 shares of Class A Common and 27,000 shares of Class B Common and a stock option to purchase 360 additional shares of Class A Common and 36,000 additional shares of Class B Common, each at a price of $20.06 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan (the "Plan"), a Stock Option and Restricted Stock Agreement between Mr. Scharer and the Company dated February 2, 1999 and a Stockholders Agreement dated as of February 2, 1999 (the "Stockholders Agreement") among the Company, Voteco, Colony III and certain other security holders of the Company. The employment contract is terminable at any time (upon 30 days prior written notice) by Mr. Scharer or the Company. If the contract is terminated by the Company for reason other than cause, Mr. Scharer is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits for a period following termination. The contract provides that if Mr. Scharer's employment with the Company is terminated as a result of or in connection with a change of control of the Company, Mr. Scharer is entitled to a lump sum payout at a maximum of the bonus otherwise payable to him with respect to the then current fiscal year under the Company's annual bonus plan, prorated through the effective date of such termination of employment. Under the contract, Mr. Scharer is also entitled to a lump sum payout at a maximum of the otherwise payable bonus should the Company's annual bonus plan be terminated or amended so as to materially adversely affect him.

    Prior to the Effective Time, Stephen L. Cavallaro served as Chief Operating Officer of Subsidiary Operations under an employment contract with the Company. At the Effective Time the existing contract was terminated and Mr. Cavallaro and the Company entered into a new employment contract. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Cavallaro serves as Executive Vice President and Chief Operating Officer under the new employment contract with the Company. The term of the contract began as of February 2, 1999 and terminates on February 2, 2004. Mr. Cavallaro's annual salary established by the contract is $400,000 per year. The contract also provides that Mr. Cavallaro is eligibile to participate in the Company's MIP or an equivalent annual bonus plan providing for payment of an annual bonus with thresholds and triggering events for payment based on the achievement of the Company's annual budget and other business plan targets determined by the Board of Directors. Mr. Cavallaro's maximum annual bonus will not be less than $240,000. Concurrent with the execution of the contract, Mr. Cavallaro also received an advance cash payment equal to 25% of his maximum bonus for fiscal 1999, which amount the Company and Mr. Cavallaro agreed to be $73,750. Following the end of fiscal 1999, the Board of Directors will determine Mr. Cavallaro's annual bonus in the ordinary course using the financial targets established by the Board of Directors; any such bonus deemed payable will be reduced by the advance. Also concurrent with the execution of the contract, Mr. Cavallaro received a restricted stock award consisting of 210 shares of Class A Common and 21,000 shares of Class B Common and a stock option to purchase 280 additional shares of Class A Common and 28,000 shares of Class B Common each at a price of $20.06 per share, subject in all respects to the Plan, a Stock Option and Restricted Stock Agreement between Mr. Cavallaro and the Company dated February 2, 1999 and the Stockholders Agreement. The contract is terminable at any time (upon 30 days prior written notice) by Mr. Cavallaro or the Company. If the contract is terminated by the Company for reason other than cause, Mr. Cavallaro is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits for a period following termination. The contract provides that if Mr. Cavallaro's employment with the Company is terminated as a result of or in connection with a change of control of the Company, Mr. Cavallaro is entitled to a lump sum payout at a maximum of the bonus otherwise payable to him with respect to the then current fiscal year under the Company's annual bonus plan, prorated through the effective date of such termination of employment. Under the contract Mr. Cavallaro is also entitled to a lump sum payout at a maximum of the otherwise payable bonus should the Company's annual bonus plan be terminated or amended so as to materially adversely affect him.

    Prior to the Effective Time, John J. McLaughlin served as Senior Vice President, Chief Financial Officer and Treasurer under an employment contract with the Company. At the Effective Time the existing contract was terminated and Mr. McLaughlin and the Company entered into a new employment contract. See "ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. McLaughlin serves as Senior Vice President, Chief Financial Officer and Treasurer under the new employment contract with the Company. As of the Effective Time, Mr. McLaughlin was also appointed Secretary of the Company. The term of the contract began as of February 2, 1999 and terminates on February 2, 2004. Mr. McLaughlin's annual salary established by the contract is $300,000 per year. The contract also provides Mr. McLaughlin eligibility to participate in the Company's MIP or an equivalent annual bonus plan providing for payment of an annual bonus with thresholds and triggering events for payment based on the achievement of the Company's annual budget and other business plan targets determined by the Board of Directors. Mr. McLaughlin's maximum annual bonus will not be less than $165,000. Concurrent with the execution of the contract, Mr. McLaughlin also received an advance cash payment equal to 25% of his maximum bonus for fiscal 1999, which amount the Company and Mr. McLaughlin agreed to be $55,625. Following the end of fiscal 1999, the Board of Directors will determine Mr. McLaughlin's annual bonus in the ordinary course using the financial targets established by the Board of Directors; any such bonus deemed payable will be reduced by the advance. Also concurrent with the execution of the contract, Mr. McLaughlin received a restricted stock award consisting of 180 shares of Class A Common and 18,000 shares of Class B Common and a stock option to purchase 240 additional shares of Class A Common and 24,000 shares of Class B Common each at a price of $20.06 per share, subject in all respects to the Plan, a Stock Option and Restricted Stock Agreement between Mr. McLaughlin and the Company dated February 2, 1999 and the Stockholders Agreement. The contract is terminable at any time (upon 30 days prior written notice) by Mr. McLaughlin or the Company. If the contract is terminated by the Company for reason other than cause, Mr. McLaughlin is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits for a period following termination. The contract provides that if Mr. McLaughlin's employment with the Company is terminated as a result of or in connection with a change of control of the Company, Mr. McLaughlin is entitled to a lump sum payout at a maximum of the bonus otherwise payable to him with respect to the then current fiscal year under the Company's annual bonus plan, prorated through the effective date of such termination of employment. Under the contract Mr. McLaughlin is also entitled to a lump sum payout at a maximum of the otherwise payable bonus should the Company's annual bonus plan be terminated or amended so as to materially adversely affect him.

    Gary D. Armentrout serves as Senior Vice President, Business Development and Government
Relations under an employment agreement with the Company effective as of May 9, 1995. Said employment agreement was extended for additional one year periods on August 23, 1996, September 8, 1997 and October 26, 1998. The term of the agreement, as extended, runs through and includes May 8, 2000. Mr. Armentrout's current salary under the agreement is $240,000 annually. The agreement is terminable at any time (upon 90 days notice) by Mr. Armentrout or the Company. If the agreement is terminated by the Company for reasons other than for cause, Mr. Armentrout is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. The Company has also granted to Mr. Armentrout a restricted stock award consisting of 90 shares of Class A Common and 9,000 shares of Class B Common and a stock option to purchase 90 additional shares of Class A Common and 9,000 additional shares of Class B Common, each at a price of $20.06 per share.

    Kevin O. Servatius serves as Senior Vice President and General Manager of Harveys Resort under an employment agreement with the Company effective as of August 14, 1995. The term of the agreement runs for five years, terminating August 14, 2000. Mr. Servatius' current salary under the agreement is $280,000 annually. The agreement is terminable at any time (upon 90 days notice) by Mr. Servatius or the Company. If the agreement is terminated by the Company for reasons other than for cause, Mr. Servatius is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. The Company has also granted to Mr. Servatius a restricted stock award consisting of 90 shares of Class A Common and 9,000 shares of Class B Common and a stock option to purchase 90 additional shares of Class A Common and 9,000 additional shares of Class B Common, each at a price of $20.06 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The following individuals, all members of the Company's Board of Directors prior to the Effective Time, served on the Compensation Committee during fiscal year 1998: Eugene R. White (Chair), Jessica L. Ledbetter, Luther Mack, Jr., William B. Ledbetter and Franklin K. Rahbeck. Charles W. Scharer and John J. McLaughlin participated as non-voting members. During fiscal year 1998, Charles
W. Scharer served as the Company's Chairman of the Board, President and Chief Executive Officer. John J. McLaughlin served as Senior Vice President, Chief Financial Officer and Treasurer of the Company during fiscal year 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of February 25, 1999, beneficial ownership of the Company's Class A Common (the only class of voting securities of the Company) by (i) all persons who are beneficial owners of more than five percent of the Class A Common, (ii) each director, (iii) the Company's Chief Executive Officer and four most highly compensated executive officers other that the Chief Executive Officer, in each case who were serving in such capacity on behalf of the Company at the end of the last fiscal year and (iv) all directors and executive officers, as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Class A Common listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated the business address of such persons is Highway 50 and Stateline Avenue, P. O. Box 128, Lake Tahoe, Nevada 89449. As of February 25, 1999 40,000 shares of Class A Common were outstanding. All holders of Class A Common hold a number of shares of Class B

Common such that their holdings of Class A Common and Class B Common each bear the same proportion to the total outstanding shares of each such class.

                                                                       SHARES
                                                                     BENEFICIALLY  PERCENT OF
NAME OF BENEFICIAL OWNER                                              OWNED(1)       CLASS
-------------------------------------------------------------------  -----------  ------------
Colony HCR Voteco, LLC
  1999 Avenue of the Stars, Suite 1200
  Los Angeles, California 90067....................................      38,800         97.0%

Thomas J. Barrack, Jr. (2).........................................      38,800         97.0

Kelvin L. Davis (2)................................................      38,800         97.0

Charles W. Scharer.................................................       *            *

Stephen L. Cavallaro...............................................       *            *

John J. McLaughlin.................................................       *            *

Gary D. Armentrout.................................................       *            *

Kevin O. Servatius.................................................       *            *

All directors and executive officers as a group (11 persons) (2)...      40,000        100.0%

------------------------

 *  Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC and excludes grants of phantom stock and options that are not exercisable currently or within 60 days.

(2) Messrs. Barrack and Davis are the Managers of Voteco, and thereby each may be deemed to have beneficial ownership of the Class A Common owned of record by Voteco. Messrs. Barrack and Davis each disclaim beneficial ownership of such shares of Class A Common.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    At the time HAC and the Company entered into the Merger Agreement, HAC also entered into a memorandum of understanding (the "MOU") with Messrs. Scharer, Cavallaro and McLaughlin (the "Executives"). At the Effective Time, pursuant to the MOU, each of the Executives remained in the offices they held in the Company before the Effective Time. Mr. Scharer continued to serve as a director, and Mr. Cavallaro was appointed a non-voting observer to the Company's Board of Directors. In addition, purusant to the MOU, the Company entered into the following agreements and other arrangements immediately following the Effective
Time:

    - The Company granted to Mr. Scharer, Mr. McLaughlin and Mr. Cavallaro 270, 210 and 180 shares of Class A Common and 27,000, 21,000 and 18,000 shares of Class B Common, respectively, and the Company committed to grant to each of Mr. Armentrout, Mr. Rafferty, Mr. Barraco, Mr. Servatius, Mr. Welch and Mr. Bellotti (collectively, the "Qualified Executives") 90 shares of Class A Common and 9,000 shares of Class B Common. Such shares represent in the aggregate three precent of the Class A Common and Class B Common outstanding at the Effective Time.

    - The Company reserved 800 shares of Class A Common and 80,000 shares of Class B Common for grant to the Executives, the Qualified Executives and such others as are mutually determined by the Chief Executive Officer and the Board of Directors, if the Company achieves certain performance goals in connection with the opening or acquisition of new gaming facilities before February 2, 2004.

    - The Company granted to Mr. Scharer, Mr McLaughlin and Mr. Cavallaro options to acquire, at a price of $20.06 per share, 360, 280 and 240 shares of Class A Common and 36,000, 28,000 and

      24,000 shares of Class B Common, respectively, and the Company committed to grant to each of the Qualified Executives options to acquire, at a price of $20.06 per share, 90 shares of Class A Common and 9,000 shares of Class B Common. In addition, the Company reserved for grant to the Qualified Executives options to acquire, at a price of $20.06 per share, 180 shares of Class A Common and 18,000 shares of Class B Common, and reserved for grant to members of senior management of the Company (other than the Executives and the Qualified Executives) options to acquire, at a price of $20.06 per share, 400 shares of Class A Common and 40,000 shares of Class B Common. The shares underlying the foregoing options represent in the aggregate five percent of the Class A Common and Class B Common outstanding at the Effective Time.

      Pursuant to the MOU, the Executives received payments at the Effective Time as follows:

    - Each option to purchase the Common Stock held by the Executives prior to the Merger was cancelled in exchange for payments equal to the product of
      (i) the number of shares of Common Stock subject to such option and (ii) the excess, if any, of (a) the price per share of the Common Stock paid in the Merger for a share of the Company's Common Stock over (b) the exercise price per share of Common Stock of such option. Messrs. Scharer, Cavallaro and McLaughlin received payments of $2,727,960, $1,042,113 and $504,169, respectively, in consideration for cancellation of such options.

    - The Long-Term Incentive Plan and the rights of Messrs. Scharer, Cavallaro and McLaughlin to participate therein were terminated in exchange for lump sum payments of $965,373, $479,270 and $311,195, respectively.

    - The rights of the Executives to participate in the SERP were terminated, and the accrued SERP benefits for Messrs. Scharer, Cavallaro and McLaughlin as of the consummation of the Merger were $1,399,435, $781,878 and $450,000, respectively. One-half of each such amount was paid in a lump sum to Messrs. Scharer, Cavallaro and McLaughlin, and the remaining amounts were deemed to be distributed to each Executive and invested pursuant to certain deferred compensation agreements entered into between the Company and each of the Executives.

    - The Company permitted the Executives to remain eligible to participate in the MIP, and in respect of fiscal year 1999, Messrs Scharer, Cavallaro and McLaughlin received advances of amounts payable to them pursuant to the MIP of $130,000, $73,750 and $55,625, respectively.

    At the Effective Time, the employment contracts in effect immediately prior to the Effective Time between the Company and each of the Executives were terminated, and each of the Executives entered into a new employment contract with the Company. The new employment contracts have terms of five years from the Effective Time and provide for, among other benefits, (i) annual base salaries of $520,000, $400,000 and $300,000 for Messrs. Scharer, Cavallaro and McLaughlin, respectively, (ii) annual year-end incentive payments under the MIP or other equivalent plan, (iii) the continuation of perquisites in effect with respect to Messrs. Scharer, Cavallaro and McLaughlin prior to the Merger, (iv) the immediate vesting of all options and restricted stock grants upon a change of control, and (v) the vesting of that portion of options and restricted stock grants due to vest over the lesser of (a) (1) eighteen months (with respect to Messrs. Cavallaro and McLaughlin) or (2) two years (with respect to Mr. Scharer) or (b) the remainder of the employment agreement term (in each case, the "Period"), and the provision of severance for the applicable Period (in each case consisting of the terminated Executive's then applicable base salary, bonus and benefits, which serverance is the exclusive serverance payable to such Executive and shall supersede and replace any severance that might otherwise be due under the Company's Change of Control Plan) upon a termination of the Executives other than for cause.

    At the Effective Time, members of the Board who were asked to resign as a result of the Merger were paid their annual compensation for the balance of the term for which they were elected and were paid a lump sum payment of the compensation due under the Outside Directors' Retirement Plan. Payments for annual compensation were made to Richard Kudrna, Jessica Ledbetter and Franklin Rahbeck in the amount of $75,000 each. Payments for benefits due under the Outside Directors' Retirement Plan were made to Jessica Ledbetter, Kirk Ledbetter and Franklin Rahbeck in the amount of $250,000 each.

    At the time the Merger Agreement was signed HAC, William Ledbetter, Jessica Ledbetter and Kirk Ledbetter, who together with a trust affiliated with the Ledbetter family owned approximately 41% of the Company's equity prior to the Effective Time, entered into a Noncompetition and Trade Secret Agreement. This agreement provides that for a period of three years following the Merger, none of the Ledbetters shall compete with the Company (except for certain permitted activities). The agreement also (i) provides that William Ledbetter is entitled to participate in the Company's Senior Supplemental Executive Retirement Plan and to receive the perquisites provided for in his employment agreement dated November 12, 1993 until he reaches age 80; (ii) designates Jessica Ledbetter a Director Emerita of the Company and entitles her to complimentary services of up to $8,000 per year at Company facilities; and (iii) provides that Kirk Ledbetter will receive a payment of $195,000 and will have a life insurance policy maintained by the Company until the tenth anniversary of the closing of the Merger, and entitles him and his immediate family to complimentary services of up to $8,000 per year at Company facilities.

    Wells Fargo, Jessica L. Ledbetter, Kirk B. Ledbetter and Franklin K. Rahbeck, a director of the Company prior to the Effective Time, are the co-trustees of the William B. Ledbetter and Beverlee A. Ledbetter Irrevocable Trust (the "Trust"). The Trust owns survivorship life insurance policies on the lives of William B. Ledbetter and Beverlee A. Ledbetter, deceased. Prior to fiscal 1995 the Company paid the premiums on the life insurance policies. The Company has no further obligation to pay such premiums. On November 15, 1993 the Trust issued a note payable to the Company for the amounts of the premiums previously paid by the Company. On January 31, 1994, the Trust issued a note payable to the Company for the amount of a premium paid by the Company in 1994. The notes are in the principal amounts of $1,376,995 and $455,275 and earn interest at the rate of 5.84% and 6.30%, respectively. Interest on the notes is payable on December 31 of each year and the entire unpaid principal amount becomes due on the earlier of November 15, 2001 or the death of William B. Ledbetter. On February 3, 1999, the Trust retired the notes by paying the Company the principal amounts plus all accrued and unpaid interest to the date of payment.

    The Merger Agreement provides that directors and officers liability insurance coverage will be provided to those directors and officers of the Company prior to the Effective Time for a term of six years following the Effective Time.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements.

    The consolidated financial statements of the Company are set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 47.

    (2) Financial Statement Schedules.

    Schedules have been omitted because they are not applicable, are not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

    (3) Exhibits are set forth in the "EXHIBIT INDEX" on page 75.

    (b) Reports on Form 8-K filed during the last quarter of fiscal 1998.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 1999.

                                HARVEYS CASINO RESORTS

                                By:            /s/ CHARLES W. SCHARER
                                     -----------------------------------------
                                                 Charles W. Scharer
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

  /s/ THOMAS J. BARRACK, JR.
------------------------------  Chairman of the Board and    February 26, 1999
    Thomas J. Barrack, Jr.        Director

                                President, Chief Executive
    /s/ CHARLES W. SCHARER        Officer and Director
------------------------------    (Principal Executive       February 26, 1999
      Charles W. Scharer          Officer)

     /s/ KELVIN L. DAVIS
------------------------------  Director                     February 26, 1999
       Kelvin L. Davis

                                Senior Vice President,
    /s/ JOHN J. MCLAUGHLIN        Chief Financial Officer,
------------------------------    Secretary and Treasurer    February 26, 1999
      John J. McLaughlin          (Principal Financial
                                  Officer)

      /s/ JOHN P. HEWITT        Corporate Controller
------------------------------    (Principal Accounting      February 26, 1999
        John P. Hewitt            Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Deloitte & Touche LLP, Independent Auditors.....................    48
Consolidated Balance Sheets as of November 30, 1998 and 1997..............    49
Consolidated Statements of Income for the Years Ended November 30, 1998,
  1997 and 1996...........................................................    50
Consolidated Statements of Stockholders' Equity for the Years Ended
  November 30, 1998, 1997 and 1996........................................    51
Consolidated Statements of Cash Flows for the Years Ended November 30,
  1998, 1997 and 1996.....................................................    52
Notes to Consolidated Financial Statements................................    53

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Harveys Casino Resorts:

    We have audited the accompanying consolidated balance sheets of Harveys Casino Resorts and subsidiaries (the "Company") as of November 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada
January 5, 1999

                             HARVEYS CASINO RESORTS
                          CONSOLIDATED BALANCE SHEETS

                                                                                  NOVEMBER 30,
                                                                          ----------------------------
                                                                              1998           1997
                                                                          -------------  -------------
                                                ASSETS
Current assets
  Cash and cash equivalents.............................................  $  67,299,230  $  55,034,861
  Marketable securities.................................................     10,657,245       --
  Accounts receivable, net of allowances for doubtful accounts of
    $127,410 and $100,724...............................................      4,566,169      5,263,837
  Inventories...........................................................      3,621,568      3,658,746
  Prepaid expenses and other current assets.............................      3,677,022      3,446,870
  Deferred income taxes.................................................        525,416        651,965
                                                                          -------------  -------------
    Total current assets................................................     90,346,650     68,056,279
                                                                          -------------  -------------
Property and equipment
  Land..................................................................     20,717,873     20,717,863
  Buildings and improvements............................................    263,522,463    260,327,007
  Leasehold improvements................................................     21,151,757     21,191,721
  Equipment, furniture and fixtures.....................................    153,559,283    144,126,256
  Construction in progress..............................................      2,607,324         16,791
                                                                          -------------  -------------
                                                                            461,558,700    446,379,638
  Less: Accumulated depreciation and amortization.......................   (146,207,321)  (128,109,637)
                                                                          -------------  -------------
                                                                            315,351,379    318,270,001
                                                                          -------------  -------------
Notes receivable-related parties........................................      1,874,831      1,875,765
Other assets............................................................     16,585,545     15,263,376
                                                                          -------------  -------------
    Total assets........................................................  $ 424,158,405  $ 403,465,421
                                                                          -------------  -------------
                                                                          -------------  -------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.....................................  $     220,304  $     633,354
  Accounts and contracts payable........................................      5,031,996      5,990,363
  Income taxes payable..................................................       --            7,056,237
  Accrued expenses......................................................     24,892,096     20,945,046
                                                                          -------------  -------------
    Total current liabilities...........................................     30,144,396     34,625,000
Long-term debt, net of current portion..................................    150,000,000    150,220,304
Deferred income taxes...................................................     24,948,131     23,022,615
Other liabilities.......................................................     18,612,243     16,239,952
                                                                          -------------  -------------
    Total liabilities...................................................    223,704,770    224,107,871
                                                                          -------------  -------------
Commitments and contingencies (see note 8)
Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000 shares authorized; none
    issued..............................................................       --             --
  Common stock, $.01 par value; 30,000,000 shares authorized; issued
    10,079,671 and 9,853,488............................................        100,797         98,535
Additional paid-in capital and other....................................     43,501,375     39,191,390
Treasury stock, at cost; 14,560 shares and 12,516 shares................       (253,532)      (199,672)
Deferred compensation...................................................         (5,725)      (148,069)
Retained earnings.......................................................    157,110,720    140,415,366
                                                                          -------------  -------------
    Total stockholders' equity..........................................    200,453,635    179,357,550
                                                                          -------------  -------------
    Total liabilities and stockholders' equity..........................  $ 424,158,405  $ 403,465,421
                                                                          -------------  -------------
                                                                          -------------  -------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEARS ENDED NOVEMBER 30,
                                                                          -------------------------------------
                                                                             1998         1997         1996
                                                                          -----------  -----------  -----------
Revenues
  Casino................................................................  $244,784,494 $216,564,140 $186,368,776
  Lodging...............................................................   34,272,546   32,175,206   28,745,686
  Food and beverage.....................................................   47,078,908   44,405,880   39,851,616
  Other.................................................................    7,111,072    7,276,772    6,402,770
  Management fees and joint venture.....................................      --         4,507,159    5,023,381
  Less: Casino promotional allowances...................................  (23,738,316) (21,365,746) (18,643,497)
                                                                          -----------  -----------  -----------
    Total net revenues..................................................  309,508,704  283,563,411  247,748,732
                                                                          -----------  -----------  -----------

Costs and expenses
  Casino................................................................  115,836,815  100,500,468   86,732,228
  Lodging...............................................................   13,710,144   13,373,681   11,677,166
  Food and beverage.....................................................   30,142,182   29,886,093   24,796,962
  Other operating.......................................................    2,885,443    2,811,332    2,812,983
  Selling, general and administrative...................................   78,986,651   73,945,020   67,126,744
  Depreciation and amortization.........................................   20,796,922   19,077,058   16,482,145
  Business development costs............................................       95,961    2,689,875      --
  Merger related costs..................................................    1,217,720      --           --
  Pre-opening expenses..................................................      --           --         4,099,490
                                                                          -----------  -----------  -----------
    Total costs and expenses............................................  263,671,838  242,283,527  213,727,718
                                                                          -----------  -----------  -----------

Operating income........................................................   45,836 866   41,279,884   34,021,014
                                                                          -----------  -----------  -----------

Other income (expense)
  Interest income.......................................................    2,258,771      509,620      903,975
  Interest expense......................................................  (17,835,647) (19,401,110) (15,098,509)
  Gain on sale of interests in unconsolidated affiliate.................      --        27,422,228      --
  Other, net............................................................     (141,059)    (137,448)    (221,048)
                                                                          -----------  -----------  -----------
    Total other income (expense)........................................  (15,717,935)   8,393,290  (14,415,582)
                                                                          -----------  -----------  -----------

Income before income taxes and extraordinary item.......................   30,118,931   49,673,174   19,605,432
Income tax provision....................................................  (11,417,279) (18,898,553)  (7,791,497)
                                                                          -----------  -----------  -----------

Income before extraordinary item........................................   18,701,652   30,774,621   11,813,935
Loss on early retirement of debt, net of taxes..........................      --           --          (521,705)
                                                                          -----------  -----------  -----------
Net income..............................................................  $18,701,652  $30,774,621  $11,292,230
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Net income per common share--Basic
  Income before extraordinary item......................................  $      1.87  $      3.13  $      1.22
  Extraordinary item....................................................      --           --             (0.06)
                                                                          -----------  -----------  -----------
  Net income............................................................  $      1.87  $      3.13  $      1.16
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

Net income per common share--Diluted
  Income before extraordinary item......................................  $      1.83  $      3.13  $      1.22
  Extraordinary item....................................................      --           --             (0.06)
                                                                          -----------  -----------  -----------
  Net income............................................................  $      1.83  $      3.13  $      1.16
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

Weighted average common shares used in calculating income per common share:
  Basic.................................................................   10,023,113    9,826,636    9,645,708
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
  Diluted...............................................................   10,220,476    9,843,871    9,698,500
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      YEARS ENDED NOVEMBER 30,
                                          ------------------------------------------------
                                               1998             1997             1996
                                          --------------   --------------   --------------
Common stock
  Balance at beginning of year
    Shares: 9,853,488 in 1998, 9,818,322
      in 1997, and 9,402,657 in 1996....  $       98,535   $       98,183   $       94,026
  Issuance of restricted stock, Shares:
    1,500 in 1996.......................        --               --                     15
  Issuance of stock in acquisition of
    minority interest of subsidiary
    Shares: 382,500 in 1996.............        --               --                  3,825
  Stock options exercised, Shares:
    226,183 in 1998, 35,166 in 1997 and
    31,665 in 1996......................           2,262              352              317
                                          --------------   --------------   --------------
  Balance at end of year, Shares:
    10,079,671 in 1998, 9,853,488 in
    1997 and 9,818,322 in 1996..........         100,797           98,535           98,183
                                          --------------   --------------   --------------

Additional paid-in capital and other
  Balance at beginning of year..........      39,191,390       38,634,439       31,419,882
  Issuance of restricted stock..........                                            26,798
  Issuance of stock in acquisition of
    minority interest of subsidiary, net
    of issuance costs of $507,098.......        --               --              6,660,952
  Stock options exercised...............       4,309,985          531,920          447,568
  Other.................................        --                 25,031           79,239
                                          --------------   --------------   --------------
  Balance at end of year................      43,501,375       39,191,390       38,634,439
                                          --------------   --------------   --------------
Treasury stock
  Balance at beginning of year..........        (199,672)        (151,276)         (79,733)
  Forfeiture of restricted stock........               -          (40,250)         (49,000)
  Acquisition of treasury stock.........         (53,860)          (8,146)         (22,543)
                                          --------------   --------------   --------------
  Balance at end of year................        (253,532)        (199,672)        (151,276)
                                          --------------   --------------   --------------

Deferred compensation
  Balance at beginning of year..........        (148,069)        (425,187)      (1,196,828)
  Issuance of restricted stock..........        --               --                (26,814)
  Amortization of deferred
    compensation........................         142,344          236,868          749,455
  Forfeiture of restricted stock........        --                 40,250           49,000
                                          --------------   --------------   --------------
  Balance at end of year................          (5,725)        (148,069)        (425,187)
                                          --------------   --------------   --------------

Retained earnings
  Balance at beginning of year..........     140,415,366      111,606,913      102,063,739
  Net income............................      18,701,652       30,774,621       11,292,230
  Cash dividends declared...............      (2,006,298)      (1,966,168)      (1,749,056)
                                          --------------   --------------   --------------
  Balance at end of year................     157,110,720      140,415,366      111,606,913
                                          --------------   --------------   --------------
  Total Stockholders' Equity............  $  200,453,635   $  179,357,550   $  149,763,072
                                          --------------   --------------   --------------
                                          --------------   --------------   --------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED NOVEMBER 30,
                                          -------------------------------------------------
                                               1998             1997             1996
                                          --------------   --------------   ---------------
Cash flows from operating activities
Net income..............................  $   18,701,652   $   30,774,621   $    11,292,230
Adjustments to reconcile net income to
  net cash provided by operating
  activities
  Depreciation and amortization.........      20,796,922       19,077,058        16,482,145
  Gain on sale of interests in
    unconsolidated affiliate............        --            (27,422,228)        --
  Equity in income of unconsolidated
    affiliate...........................        --             (1,665,880)       (1,720,710)
  Amortization of deferred
    compensation........................         142,344          236,868           749,455
  Amortization of debt issuance costs...       1,078,423        1,042,668         1,719,218
  Deferred income taxes.................       2,052,065        6,515,243         2,439,759
  Other.................................          98,808          162,369           126,726
  (Increase) decrease in assets
    Accounts receivable, net............         697,668        2,984,090        (1,020,290)
    Inventories.........................          37,178         (369,346)         (750,456)
    Prepaid expenses and other current
      assets............................        (265,162)        (235,227)        1,388,880
    Other assets........................      (2,648,391)          74,573          (315,760)
  Increase (decrease) in liabilities
    Accounts and contracts payable......      (1,567,028)         236,936         2,897,695
    Accrued expenses....................       3,970,058        4,433,595         5,285,369
    Income taxes payable................      (7,056,237)       7,056,237         --
    Other liabilities...................       2,349,282        1,734,973         1,193,685
                                          --------------   --------------   ---------------
      Net cash provided by operating
        activities......................      38,387,582       44,636,550        39,767,946
                                          --------------   --------------   ---------------
Cash flows from investing activities
  Proceeds from disposition of assets...         138,463        3,716,157           198,920
  Capital expenditures..................     (17,680,546)     (22,531,641)      (51,395,297)
  Proceeds from sale of marketable
    securities..........................        --                498,032         1,833,202
  Purchase of marketable securities.....     (10,657,245)         (27,751)         (132,592)
  Purchase of notes and accrued interest
    of consolidated subsidiary..........        --               --              (6,000,000)
  Loan to unconsolidated affiliate......        --               --                (200,000)
  Advances to employees.................         (78,796)        (173,510)        --
  Proceeds from notes receivable........          79,730          168,910           193,608
  Proceeds from sale of interests in
    unconsolidated affiliate............        --             46,226,920         --
  Increase (decrease) in construction
    payables............................         608,660       (3,448,828)        --
                                          --------------   --------------   ---------------
      Net cash provided by (used in)
        investing activities............     (27,589,734)      24,428,289       (55,502,159)
                                          --------------   --------------   ---------------
Cash flows from financing activities
  Net borrowings under short-term credit
    agreements..........................        --               (340,335)         (335,019)
  Proceeds from long-term debt..........        --             11,013,876       245,900,000
  Principal payments on long-term
    debt................................        (633,354)     (44,266,675)     (210,835,153)
  Dividends paid........................      (2,006,298)      (1,966,168)       (1,749,056)
  Debt issuance costs...................        (152,214)        (116,178)       (7,043,342)
  Stock options exercised...............       4,312,247          532,272           447,885
  Acquisition of treasury stock.........         (53,860)          (8,146)          (22,543)
                                          --------------   --------------   ---------------
      Net cash provided by (used in)
        financing activities............       1,466,521      (35,151,354)       26,362,772
                                          --------------   --------------   ---------------
Increase in cash and cash equivalents...      12,264,369       33,913,485        10,628,559
Cash and cash equivalents at beginning
  of year...............................      55,034,861       21,121,376        10,492,817
                                          --------------   --------------   ---------------
Cash and cash equivalents at end of
  year..................................  $   67,299,230   $   55,034,861   $    21,121,376
                                          --------------   --------------   ---------------
                                          --------------   --------------   ---------------
Supplemental disclosure of cash flows
  information
  Cash paid for interest, net of amounts
    capitalized.........................  $   16,631,889   $   18,426,216   $    15,775,000
  Cash paid for income taxes............      17,705,000        3,429,087         6,068,000
Supplemental schedule of non-cash
  investing and financing activities
  Property and equipment acquired on
    contracts...........................        --               --              22,303,908
  Acquisition of minority interest in
    subsidiary
    Fair value of net assets acquired...        --               --               5,480,971
    Minority interest...................        --               --               1,690,904
    Common stock issued.................        --               --              (7,171,875)
  Subordinated notes issued in
    acquisition of notes and accrued
    interest of subsidiary..............        --               --               8,000,000

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION

    Harveys Casino Resorts and subsidiaries (the "Company") is engaged in the casino entertainment industry. In 1996, the Company formed a wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ("HTMC"), to own and operate the Company's resort on the south shore of Lake Tahoe, Nevada. On May 22, 1997, HTMC was licensed by the Nevada gaming authorities and, on June 1, 1997, the Company transferred the ownership of Harveys Resort Hotel/Casino to HTMC. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ("HCCMC"), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until April 30, 1996, the Company, through HCCMC, owned 70% of the equity interest in Harveys Wagon Wheel Casino Limited Liability Company ("HWW") which owned Harveys Wagon Wheel Hotel/Casino. On April 30, 1996, the Company acquired all of the 30% minority interest in HWW in exchange for common stock of the Company. On June 1, 1997, the Company contributed its 30% interest in HWW to HCCMC. Subsequently, HWW was liquidated and HCCMC became the sole owner and operator of Harveys Wagon Wheel Hotel/Casino. Until October 24, 1997, the Company, through its wholly-owned subsidiary, Harveys L.V. Management Company, Inc. ("HLVMC"), owned 40% of the equity interest in Hard Rock Hotel, Inc. ("HRHC"), which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. HLVMC had a contract to manage the Las Vegas hotel and casino. On October 24, 1997 the Company sold its 40% equity interest and its interest in the management contract to HRHC (see Note 11). Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ("HIMC"), is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. The riverboat casino portion of the complex opened for business on January 1, 1996 and the land-based hotel opened for business on May 24, 1996.

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

    MARKETABLE SECURITIES

    The Company has classified all of its marketable securities as available-for-sale. Securities that are available-for-sale are stated at market value, with any unrealized gains or losses excluded from income and reported as a separate component of stockholders' equity. Market value is determined by the closing price of the security as of the balance sheet date. Net realized gains or losses are determined on the average cost method. There were no unrealized gains or losses as of November 30, 1998.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

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

Buildings and improvements..................................................    15 to 45 years
Riverboat...................................................................          20 years
Leasehold improvements......................................................     5 to 30 years
Equipment, furniture and fixtures...........................................     5 to 10 years

    UNAMORTIZED LOAN COSTS AND DEBT ISSUANCE COSTS

    Loan costs incurred in connection with a reducing revolving credit agreement are amortized to interest expense over the term of the loan on a straight-line method. Debt issuance costs associated with the Company's senior subordinated notes are amortized to interest expense over the term of the notes on the interest method.

    FUTURE DEVELOPMENT COSTS

    The Company capitalizes costs associated with new gaming projects until (i) the project is no longer considered viable and the costs are expensed, or (ii) the likelihood of the project is relatively certain and the costs are reclassified to pre-opening and expensed when operations commence. Capitalized future development costs, relating to potential new gaming projects, of approximately $3.1 million and $907,000 as of November 30, 1998 and 1997, respectively, are included on the accompanying balance sheet as other assets. For fiscal 1998 and 1997, the Company expensed approximately $96,000 and $2.7 million, respectively, of future business development costs.

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

                                                           YEARS ENDED NOVEMBER 30,
                                                  -------------------------------------------
                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Hotel...........................................  $   3,247,715  $   2,743,124  $   2,454,401
Food and beverage...............................     11,845,611     10,871,776      9,805,175
Other...........................................         80,594         63,505         51,782
                                                  -------------  -------------  -------------
                                                  $  15,173,920  $  13,678,405  $  12,311,358
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109--ACCOUNTING FOR INCOME TAXES. The following basic principles are applied in accounting for income taxes: (i) a current liability or asset is recognized for the estimated taxes payable or refundable for the current year; (ii) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (iii) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law, the effects of future changes in tax laws or rates are not anticipated; and (iv) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

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

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    It is estimated that the carrying amounts of the Company's financial instruments approximate fair value at November 30, 1998.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS

    The FASB has issued SFAS No. 130--REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 will be effective for the Company beginning December 1, 1998. Management intends to comply with the disclosure requirements of SFAS No. 130.

    The FASB has issued SFAS No. 131--DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (i) that engages in business activities from which it earns revenues and incurs expenses, (ii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (iii) for which discrete financial information is available, and
(iv) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

    The FASB has issued SFAS No. 132--EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they once were. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS No. 132 will be effective for the Company's fiscal year ending November 30, 1999. Management intends to comply with the disclosure requirements of SFAS No. 132.

    The FASB has issued SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACITIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company's fiscal year beginning December 1, 1999. Management believes that the adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) to be expensed as incurred. The Company will be required to adopt SOP 98-5 beginning December 1, 1999, although earlier adoption is encouraged. On adoption, restatement of previously issued financial statements will not be permitted. The initial effect of adopting SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company has not yet determined if it will elect to adopt SOP 98-5 early nor has it determined what effect, if any, the adoption of SOP 98-5 will have on the financial position or results of operations of the Company.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on net income.

                             HARVEYS CASINO RESORTS

2. ACCRUED EXPENSES

    Accrued expenses consist of the following as of:

                                                                         NOVEMBER 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Provision for progressive jackpot payouts......................  $   1,676,510  $   1,458,571
Accrued interest...............................................        167,202        174,706
Accrued salaries, wages and other employee benefits............     10,204,932      8,301,094
Accrued taxes other than income taxes..........................      4,947,385      4,462,947
Self-funded workers' compensation and medical claims accrual...      2,395,703      2,368,755
Outstanding gaming chips and tokens............................        807,936        870,159
Race and sports book futures and unclaimed winners.............      1,087,665        808,903
Other accrued liabilities......................................      3,604,763      2,499,911
                                                                 -------------  -------------
                                                                 $  24,892,096  $  20,945,046
                                                                 -------------  -------------
                                                                 -------------  -------------

3. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                                        NOVEMBER 30,
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
10 5/8% senior subordinated notes, due 2006                    $  150,000,000  $  150,000,000
Notes payable to financing company...........................        --               623,387
Other........................................................         220,304         230,271
                                                               --------------  --------------
                                                                  150,220,304     150,853,658
Less current portion.........................................         220,304         633,354
                                                               --------------  --------------
                                                               $  150,000,000  $  150,220,304
                                                               --------------  --------------
                                                               --------------  --------------

    Aggregate annual maturities of long-term debt, based on amounts borrowed as of November 30, 1998 are as follows:

YEARS ENDING NOVEMBER 30,
------------------------------------------------------------------------------
1999..........................................................................  $      220,304
2000..........................................................................        --
2001..........................................................................        --
2002..........................................................................        --
2003..........................................................................        --
2004 and thereafter...........................................................     150,000,000
                                                                                --------------
                                                                                $  150,220,304
                                                                                --------------
                                                                                --------------

                             HARVEYS CASINO RESORTS

3. LONG-TERM DEBT (CONTINUED)
    10 5/8% SENIOR SUBORDINATED NOTES, DUE 2006

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

    The Indenture contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company or any Restricted Subsidiary, (ii) the payment of dividends in excess of regular quarterly dividends which are not to exceed $500,000 per quarter, (iii) the repurchase of capital stock and the making of certain other Restricted Payments and Restricted Investments (each as defined in the Indenture) by the Company or any Restricted Subsidiary, (iv) mergers, consolidations and sales of assets by the Company or any Restricted Subsidiary, (v) the creation or incurrence of liens on the assets of the Company or any Restricted Subsidiary, and (vi) transactions by the Company or any of its subsidiaries with Affiliates ( as defined in the Indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture. The Company was in compliance with these covenants at November 30, 1998.

    NOTE PAYABLE TO BANKS

    At November 30, 1998 the Company was party to a reducing revolving credit agreement with a consortium of banks (the "Credit Facility"). As of November 30, 1998, under the Credit Facility, the Company could borrow up to a maximum available principal balance of $103.5 million. The maximum available under the Credit Facility is reduced by the advanced but unpaid principal balance and by any letter of credit exposure. There were no advances outstanding at November 30, 1998 and 1997. Outstanding letters of credit amounted to approximately $1.2 million at November 30, 1998. The note payable under

                             HARVEYS CASINO RESORTS

3. LONG-TERM DEBT (CONTINUED)
the Credit Facility matures in February 2002. Until then, the annual year-end maximum principal balances are as follows:

NOVEMBER 30,
-------------------------------------------------------------------------------
1999...........................................................................  $  92,000,000
2000...........................................................................     74,750,000
2001...........................................................................     57,500,000

    The Company pays quarterly fees at an annual rate varying from three-eights of one percent (0.375%) to one-half of one percent (0.5%) on the unborrowed maximum principal balance depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The rate in effect at November 30, 1998 was 0.375%.

    Interest is due and payable monthly and is provided at the higher of the prime rate or the Federal Funds Rate plus one-half of one percent (0.5%), plus an applicable margin. However, in accordance with the terms of the Credit Facility, the Company has the option to cause a portion, or all, of the outstanding principal balance to accrue interest at a rate equal to the London Inter-Bank Offering Rate ("LIBOR") plus an applicable margin. In each case, the applicable margin is determined by reference to the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The applicable margins at November 30, 1998 were 1.5%, with respect to LIBOR-based borrowings, and 0.0%, with respect to prime rate borrowings.

    The Credit Facility is secured by all of the real and personal property of:
(i) HTMC, (ii) HIMC, (iii) HCCMC, and (iv) HCR Services Company, Inc. ("HCRSC"), a Nevada corporation, which is wholly owned by the Company, as well as all of the contracts the Company has entered into in connection with its ownership and operation of: (a) HTMC, (b) HIMC, (c) HCCMC, and (d) HCRSC. Additional security is provided by a pledge of the stock of the following subsidiaries of the
Company: HLVMC, HCCMC, HIMC, HTMC, HCRSC, and Reno Projects, Inc., a Nevada corporation, which is wholly owned by the Company.

    The Credit Facility contains certain financial and other covenants. The financial covenants prevent the Company from making any investments in or advances to affiliates without the prior written consent of the lenders under the Credit Facility. The covenants allow the declaration and payment of dividends without the prior written consent of the lenders if certain fixed charge coverage ratios are maintained. The covenants require the Company to maintain certain set standards with respect to: (i) minimum tangible net worth,
(ii) fixed charge coverage ratios, and (iii) minimum annual capital expenditures. The financial covenants also limit the Company's ability to incur additional indebtedness. The Company was in compliance with these covenants at November 30, 1998.

                             HARVEYS CASINO RESORTS

4. OPERATING LEASE COMMITMENTS

    The Company's future minimum lease commitments under noncancellable operating leases (principally for land) as of November 30, 1998 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------------------------------------------------------------
1999...........................................................................  $   2,807,281
2000...........................................................................      2,788,281
2001...........................................................................      2,610,276
2002...........................................................................      2,523,776
2003...........................................................................      2,442,276
2004 and thereafter............................................................     94,453,959

    Certain leases included above have provisions which require periodic increases in the rental payments based upon the consumer price index as of certain dates. In addition, annual lease payments under an obligation on a land lease are based upon an escalating percentage of gross gaming revenues or all net revenues, whichever calculation is greater, of Harveys Resort Hotel/Casino. The percentages applicable to gross gaming revenues and all net revenues in fiscal 1999 will be 3.35% and 2.25%, respectively. In fiscal 2000 and years thereafter the percentages are 3.5% and 2.35%, respectively. The actual rent paid is the greater of the rent calculated as a percentage or a minimum rent, as adjusted for the consumer price index. In 1997, the expiration of this land lease was extended to the year 2045. For 1998, 1997 and 1996, the Company recognized rental expense in connection with the land lease of approximately $3.5 million, $3.0 million and $3.1 million, respectively, which includes approximately $863,957, $789,000 and $665,000, respectively, above the minimum rental amounts. Total rental expense recognized for 1998, 1997 and 1996 amounted to approximately $3.9 million, $3.7 million and $3.7 million, respectively.

    The Company is also a lessor on several noncancellable lease agreements. Of the rental income recognized for the years ended November 30, 1998, 1997 and 1996, approximately $380,000, $118,000 and $77,000, respectively, represents rents received as a percentage of gross receipts. The remaining amounts are attributable to specified minimum rent. Future minimum payments due to the Company under these noncancellable lease agreements are as follows:

YEARS ENDING NOVEMBER 30,
----------------------------------------------------------------------------------
1999..............................................................................  $  460,836
2000..............................................................................     276,975
2001..............................................................................     184,933
2002..............................................................................       9,000
2003..............................................................................       3,000

                             HARVEYS CASINO RESORTS

5. INCOME TAXES

    The provision for income taxes consists of the following:

                                                            YEARS ENDED NOVEMBER 30,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Current..........................................  $   9,365,214  $  12,383,310  $  5,484,923
Deferred.........................................      2,052,065      6,515,243     2,306,574
                                                   -------------  -------------  ------------
Income tax provision before extraordinary item...     11,417,279     18,898,553     7,791,497
Income tax benefit of extraordinary item.........       --             --            (334,497)
                                                   -------------  -------------  ------------
Income tax provision.............................  $  11,417,279  $  18,898,553  $  7,457,000
                                                   -------------  -------------  ------------
                                                   -------------  -------------  ------------

    The difference between the Company's provision for income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of pre-tax earnings.

                                                                       YEARS ENDED NOVEMBER 30,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Federal income tax at the statutory rate..........................       35.0%      35.0%      35.0%
Non-deductible expenses...........................................        2.3        1.2        0.8
Tax credits.......................................................       (0.3)      (0.5)      (1.1)
Tax exempt income.................................................       (0.5)    --         --
State income tax, net of federal benefit..........................        1.9        1.7        1.9
Other, net........................................................       (0.5)       0.6        3.1
                                                                          ---        ---        ---
                                                                         37.9%      38.0%      39.7%
                                                                          ---        ---        ---
                                                                          ---        ---        ---

                             HARVEYS CASINO RESORTS

5. INCOME TAXES (CONTINUED)
    The components of the deferred income tax assets and liabilities as presented in the consolidated balance sheets, are as follows at November 30:

                                                                     1998            1997
                                                                --------------  --------------
Deferred Tax Asset
Accrued compensation..........................................  $    6,166,766  $    5,025,651
Other accrued expenses........................................       2,259,119       1,861,103
                                                                --------------  --------------
                                                                     8,425,885       6,886,754

Deferred Tax Liability
Prepaid expenses..............................................      (1,587,996)     (1,158,799)
Property and equipment........................................     (31,260,604)    (28,098,605)
                                                                --------------  --------------
Net deferred tax liability....................................     (32,848,600)    (29,257,404)
                                                                --------------  --------------
                                                                $  (24,422,715) $  (22,370,650)
                                                                --------------  --------------
                                                                --------------  --------------
Current deferred asset........................................  $      525,416  $      651,965
Noncurrent deferred liability.................................     (24,948,131)    (23,022,615)
                                                                --------------  --------------
Net deferred tax liability....................................  $  (24,422,715) $  (22,370,650)
                                                                --------------  --------------
                                                                --------------  --------------

    HWW is currently under examination by the Internal Revenue Service for the years ended November 30, 1995 and 1996 and the six month period ended May 31, 1997. Although a number of issues for these periods have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

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

    Stock options may be granted alone or in addition to other awards or in tandem with stock appreciation rights. The exercise price of stock options granted under the Plans is established by the Committee, but the exercise price may not be less than the market price of the Company's common stock

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
on the date the option is granted. The term of each stock option will be fixed by the Committee. However, the term of any stock option may not exceed ten years. Stock options granted under the Plans generally vest ratably over a three year period from the date of grant.

    Stock appreciation rights entitle the holder to receive in cash an amount equal to the excess of the fair market value of common stock on the date of exercise over the fair market value of common stock on the date of grant. A stock appreciation right may be exercised at any time following the date which is six months after the date of grant, but not prior to the exercisability of any stock option with which it is granted in tandem. As of November 30, 1998, no stock appreciation rights had been granted.

    Restricted stock grants are awards of shares of common stock granted subject to such restrictions, terms and conditions as the Committee deems appropriate. The Committee determines the number of restricted shares to be granted and may impose different terms and conditions on any particular restricted share grant made to any employee. The Company has granted a total of 228,500 shares of restricted common stock. Of the restricted shares granted, in each case, 25% of the shares vested immediately as of the date of the grant and vest an additional 25% on each of the next three anniversaries of the grant. As of November 30, 1998, grantees of the restricted shares had forfeited 8,375 shares pursuant to terms of the Plans. The Company has recognized approximately $142,000, $237,000, and $750,000 as compensation expense in fiscal 1998, 1997, and 1996, respectively.

    At November 30, 1998, 208,859 shares of the Company's common stock were available for grant under the Plans.

    1993 NON-EMPLOYEE DIRECTORS' STOCK OPTION PROGRAM

    In November 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Program (the "Program") whereby each currently serving non-employee director was granted an option to purchase 4,500 shares of the Company's common stock, and will be granted an option to purchase 1,500 shares of common stock immediately following each annual meeting. Each new non-employee director receives a grant of an option to purchase 4,500 shares of the Company's common stock immediately after the first annual meeting of shareholders after any such director is elected or appointed to the Board of Directors and will receive an option to purchase 1,500 shares of common stock immediately following each subsequent annual meeting. Of the options granted, in each case, 33 1/3% vested immediately on the date of grant and vest an additional 33 1/3% on each of the next two anniversaries of grant. The exercise price is the fair market value of the common stock on the date of grant. A total of 60,000 shares have been reserved for issuance under the Program.

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

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
    The following table summarizes information relative to stock options granted, exercised, canceled, outstanding and exercisable under the various plans discussed above:

                                                                                                 WEIGHTED-AVERAGE
                                                                                      OPTIONS     EXERCISE PRICE
                                                                                     ----------  -----------------
Options outstanding at December 1, 1995............................................     519,432      $   15.32
Options granted....................................................................     413,580          18.90
Options canceled...................................................................     (21,834)         13.81
Options exercised..................................................................     (31,665)         14.14
                                                                                     ----------
Options outstanding at November 30, 1996...........................................     879,513          16.96
Options granted....................................................................     684,193          16.48
Options canceled...................................................................    (513,080)         19.04
Options exercised..................................................................     (35,166)         13.77
                                                                                     ----------
Options outstanding at November 30, 1997...........................................   1,015,460          15.69
Options granted....................................................................      17,500          27.16
Options canceled...................................................................     (19,515)         17.19
Options exercised..................................................................    (226,183)         14.95
                                                                                     ----------
Options outstanding at November 30, 1998...........................................     787,262          16.02
                                                                                     ----------
                                                                                     ----------

Options exercisable at November 30, 1996...........................................     476,042      $   15.13
Options exercisable at November 30, 1997...........................................     377,583          14.35
Options exercisable at November 30, 1998...........................................     347,992          15.25

    The following table provides additional information relative to stock options outstanding at November 30, 1998:

                                                        OPTIONS OUTSTANDING
                                         --------------------------------------------------       OPTIONS EXERCISABLE
                                                       WEIGHTED-AVERAGE                      -----------------------------
                                                           REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                           NUMBER     CONTRACTUAL LIFE IN    EXERCISABLE       NUMBER       EXERCISABLE
RANGE OF EXERCISE PRICES                 OUTSTANDING         YEARS              PRICE        EXERCISABLE       PRICE
---------------------------------------  -----------  -------------------  ----------------  -----------  ----------------
$13.0000-$16.2500......................     203,000             5.29         $    14.1103       198,500     $    14.0807
$16.4375-$16.4375......................     536,762             8.52         $    16.4375       126,327     $    16.4375
$17.1563-$27.1563......................      47,500             8.42         $    19.4010        23,165     $    18.7588
                                         -----------             ---             --------    -----------        --------
$13.0000-$27.1563......................     787,262             7.68         $    16.0162       347,992     $    15.2477
                                         -----------                                         -----------
                                         -----------                                         -----------

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

    Had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma

                             HARVEYS CASINO RESORTS

6. STOCK-BASED COMPENSATION (CONTINUED)
amounts included in the table below. The table also discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option pricing model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

                                                                                      YEARS ENDED NOVEMBER 30,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                       1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Income before extraordinary item
  As reported....................................................................  $  18,702  $  30,775  $  11,814
  Pro forma......................................................................     17,938     30,406     11,465
Net income
  As reported....................................................................  $  18,702  $  30,775  $  11,292
  Pro forma......................................................................     17,938     30,406     10,943
Income per share before extraordinary item--basic
  As reported....................................................................  $    1.87  $    3.13  $    1.22
  Pro forma......................................................................  $    1.79  $    3.09  $    1.19
Net income per share--basic
  As reported....................................................................  $    1.87  $    3.13  $    1.16
  Pro forma......................................................................  $    1.79  $    3.09  $    1.13
Income per share before extraordinary item--diluted
  As reported....................................................................  $    1.83  $    3.13  $    1.22
  Pro forma......................................................................  $    1.76  $    3.09  $    1.18
Net income per share--diluted
  As reported....................................................................  $    1.83  $    3.13  $    1.16
  Pro forma......................................................................  $    1.77  $    3.09  $    1.13
Weighted-average assumptions
  Expected stock price volatility................................................      31.24%     31.70%     32.64%
  Risk-free interest rate........................................................       5.07%      5.20%      5.81%
  Expected option lives (years)..................................................       3.44       2.84       3.06
  Expected dividend yield........................................................       0.80%      1.00%      1.00%
  Estimated fair value of options granted........................................  $    6.53  $    4.05  $    3.97

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS

    401(k) PLAN

    The Company maintains a defined contribution retirement savings plan for all full-time employees who have at least one year of continuous employment and 1,000 hours of service. The Company contributes amounts equal to 50% of each eligible employee's voluntary contributions. For purposes of determining the Company's required contribution to the plan, the employee's voluntary contributions cannot exceed 6% of the employee's qualified compensation. The Company's contribution to the plan for the years ended November 30, 1998, 1997 and 1996 amounted to approximately $1.4 million, $1.6 million and $1.0 million, respectively.

    LONG-TERM INCENTIVE PLAN

    In 1994, the Company adopted a long-term incentive plan for key employees. Under the plan, incentives are accrued based upon annual operating results; however, ultimate payment of these incentives is contingent upon the Company attaining certain financial objectives over consecutive and concurrent three-year periods. As of November 30, 1998 and 1997, the amount due to plan participants was approximately $1.6 million and $1.0 million, respectively.

    DEFERRED COMPENSATION PLAN

    In 1990, the Company established a non-qualified deferred compensation plan for designated executives and outside directors. Individuals electing to participate in this plan may voluntarily defer receipt of up to twenty-five percent (25%) of the participant's annual compensation. The deferred compensation is credited to each participant's account, and interest on such amounts is added to the participant's account each quarter. The interest rate paid on amounts deferred prior to calendar year 1995 is the prime rate at the beginning of each quarter plus five percent (12.75% at November 30,1998). The interest rate paid on amounts deferred subsequent to December 31, 1994 is the prime rate plus two and one-half percent (10.25% at November 30, 1998). The Company is under no obligation to fund amounts under this plan, and such amounts are unsecured and treated as general obligations of the Company. As of November 30, 1998 and 1997, the amount due participants in this plan was approximately $2.9 million and $2.3 million, respectively.

    POSTRETIREMENT BENEFITS

    The Company provides postretirement medical benefits for certain key executives and members of the Company's Board of Directors. These plans have been accounted for in accordance with the provisions of SFAS No. 106--EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This statement requires that the cost of these postretirement medical benefits be recognized under the accrual method of accounting. As permitted by SFAS No. 106, the Company has elected to amortize over a period of 20 years

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
the accumulated postretirement benefit obligation (transition obligation) related to prior service costs. The components of the periodic expense for postretirement benefits were as follows:

                                                                                    YEARS ENDED NOVEMBER 30,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Service cost of benefits earned..............................................  $   78,782  $   75,219  $   94,414
Interest cost on liability...................................................      67,884      56,907      55,338
Amortization of transition obligation........................................      12,197      12,197      12,197
Prior service cost...........................................................       6,683       6,683       6,683
Loss.........................................................................      --          --           3,136
                                                                               ----------  ----------  ----------
Net periodic postretirement benefit cost.....................................  $  165,546  $  151,006  $  171,768
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company's current policy is to fund the plan as covered benefits are paid. The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, were as follows:

                                                                                               NOVEMBER 30,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Accumulated postretirement benefit obligation:
  Retirees............................................................................  $    131,906  $     71,761
  Fully eligible active plan participants.............................................       164,218       104,182
  Other active plan participants......................................................       847,656       739,129
                                                                                        ------------  ------------
                                                                                           1,143,780       915,072
Plan assets at fair value.............................................................       --            --
                                                                                        ------------  ------------
Accumulated postretirement benefit obligation in excess of plan assets................     1,143,780       915,072
Prior service cost not recognized in net periodic postretirement benefit cost.........       (89,181)      (95,864)
Unrecognized net gain (loss)..........................................................       (73,418)       13,589
Unrecognized transition obligation....................................................      (170,746)     (182,943)
                                                                                        ------------  ------------
Postretirement benefit liability recognized in the consolidated balance sheets........  $    810,435  $    649,854
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    A 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 and 1997. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of November 30, 1998 and 1997 by approximately $166,000 and $142,000 , respectively, and increase the service and interest cost components of net periodic postretirement benefit cost by approximately $23,000 and $23,000, respectively. The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation at November 30, 1998 and 1997 was 6.75% and 7.25%, respectively.

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    SUPPLEMENTAL RETIREMENT PLANS

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

    The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet as of November 30, 1998 and 1997:

                 ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION

                                                                                             NOVEMBER 30,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
Accumulated benefit obligation, including vested benefits of $12,927,244 and
  $11,556,484, respectively........................................................  $   13,853,907  $  12,038,065
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Projected benefit obligation for service rendered to date..........................  $   17,841,348  $  15,133,038
Plan assets at fair value..........................................................        --             --
                                                                                     --------------  -------------
Projected benefit obligation in excess of plan assets..............................      17,841,348     15,133,038
Unrecognized net loss..............................................................      (3,763,138)    (2,639,993)
Prior service cost not yet recognized in net periodic pension cost.................      (1,436,155)    (1,649,152)
Unrecognized net obligation at adoption date.......................................      (1,542,423)    (1,714,122)
                                                                                     --------------  -------------
Accrued pension cost recognized....................................................  $   11,099,632  $   9,129,771
                                                                                     --------------  -------------
                                                                                     --------------  -------------

Additional liability and intangible asset:
Accumulated benefit obligation.....................................................  $   13,853,907  $  12,038,065
Less: Plan assets at fair value....................................................        --             --
                                                                                     --------------  -------------
Unfunded accumulated benefit obligation............................................      13,853,907     12,038,065
Less: Accrued pension cost.........................................................     (11,099,632)    (9,129,771)
                                                                                     --------------  -------------
Additional liability...............................................................  $    2,754,275  $   2,908,294
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Intangible asset--limited to unrecognized net obligation plus prior service cost...  $    2,754,272  $   2,908,294
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                             HARVEYS CASINO RESORTS

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Pension cost consists of the following components:

                                                                                  YEARS ENDED NOVEMBER 30,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Service cost--benefits earned during the period.........................  $    649,139  $    502,946  $    425,334
Interest cost on projected benefit obligation...........................     1,096,557       987,746       907,147
Return on plan assets...................................................       --            --            --
Net amortization and deferral...........................................       507,739       496,173       517,165
                                                                          ------------  ------------  ------------
Net periodic pension cost...............................................  $  2,253,435  $  1,986,865  $  1,849,646
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The projected benefit obligation for November 30, 1998 and 1997 was determined using an assumed discount rate of 6.75% and 7.25%, respectively, and in each case, an assumed salary increase rate of 5%. The Company has recorded additional liabilities of approximately $2.8 and $2.9, and intangible assets of approximately $2.8 million and $2.9 million as of November 30, 1998 and 1997, respectively. As of November 30, 1998 and 1997, a liability of approximately $13.9 and $12.0 million, respectively, is included in the consolidated balance sheets under the caption "Other liabilities" for the above plan.

    SELF INSURED PLANS

    The Company is self insured for employee medical coverage and workers' compensation for the benefit of its employees. Estimated accrued obligations for claims under these self-insured plans as of November 30, 1998 and 1997 were approximately $2.4 million and $2.4 million, respectively. The Company's maximum liability under both plans is limited by stop-loss agreements with insurance companies.

8. NET INCOME PER COMMON SHARE

    As of December 1, 1997, the Company adopted the provisions of SFAS No. 128--EARNINGS PER SHARE. The Company has restated the prior periods net income per common share to conform with the provisions of SFAS No. 128. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include restricted stock and stock options outstanding and exercisable for the purpose of calculating diluted net income per common share. The Company has no other potentially dilutive securities.

                             HARVEYS CASINO RESORTS

8. NET INCOME PER COMMON SHARE (CONTINUED)
    A reconciliation of net income and shares for basic and diluted net income per common share follows:

                                                                                 YEAR ENDED NOVEMBER 30, 1998
                                                                           ----------------------------------------
                                                                                                         PER SHARE
                                                                              INCOME         SHARES       AMOUNT
                                                                           -------------  ------------  -----------
Basic net income per common share........................................  $  18,701,652    10,023,113   $    1.87
                                                                                                             -----
                                                                                                             -----
Effect of dilutive securities............................................                      197,363
                                                                           -------------  ------------
Diluted net income per common share......................................  $  18,701,652    10,220,476   $    1.83
                                                                           -------------  ------------       -----
                                                                           -------------  ------------       -----

                                                                                 YEAR ENDED NOVEMBER 30, 1997
                                                                            --------------------------------------
                                                                                                        PER SHARE
                                                                               INCOME        SHARES      AMOUNT
                                                                            -------------  ----------  -----------
Basic net income per common share.........................................  $  30,774,621   9,826,636   $    3.13
                                                                                                            -----
                                                                                                            -----
Effect of dilutive securities.............................................                     17,235
                                                                            -------------  ----------
Diluted net income per common share.......................................  $  30,774,621   9,843,871   $    3.13
                                                                            -------------  ----------       -----
                                                                            -------------  ----------       -----

                                                                                 YEAR ENDED NOVEMBER 30, 1996
                                                                            --------------------------------------
                                                                                                        PER SHARE
                                                                               INCOME        SHARES      AMOUNT
                                                                            -------------  ----------  -----------
Basic income before extraordinary item per common share...................  $  11,813,935   9,645,708   $    1.22
                                                                                                       -----------
                                                                                                       -----------
Effect of dilutive securities.............................................                     52,792
                                                                            -------------  ----------
Diluted income before extraordinary item per common share.................  $  11,813,935   9,698,500   $    1.22
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------
Extraordinary item, basic.................................................  $    (521,705)  9,645,708   $   (0.06)
                                                                                                       -----------
                                                                                                       -----------
Effect of dilutive securities.............................................                     52,792
                                                                            -------------  ----------
Extraordinary item, diluted...............................................  $    (521,705)  9,698,500   $   (0.06)
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------
Basic net income per common share.........................................  $  11,292,230   9,645,708   $    1.16
                                                                                                       -----------
                                                                                                       -----------
Effect of dilutive securities.............................................                     52,792
                                                                            -------------  ----------
Diluted net income per common share.......................................  $  11,292,230   9,698,500        1.16
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------

9. COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    In connection with regulatory requirements, the Company was required to issue irrevocable standby letters of credit to guarantee the Company's obligation to satisfy a progressive slot machine jackpot payout

                             HARVEYS CASINO RESORTS

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) and guarantee payment of workers' compensation benefits. Outstanding standby letters of credit as of November 30, 1998 were as follows:

                                                                                     AMOUNT      EXPIRATION DATE
                                                                                  ------------  -----------------
Gaming Patron...................................................................  $    394,603     March 31, 1999
St. Paul Fire and Marine (workers' compensation)................................       812,500     April 15, 1999
                                                                                  ------------
                                                                                  $  1,207,103
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

11. SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE

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

                             HARVEYS CASINO RESORTS

11. SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE (CONTINUED)
    On October 24, 1997, the Company sold all of the capital stock of HRHC held by the Company, representing 40% of the then outstanding capital stock of HRHC, and all of the Company's rights under the Management Agreement. The capital stock and the rights under the Management Agreement were sold to HRHC. The sale closed pursuant to the terms of a Stock Purchase and Management Buyout Agreement entered into on July 1, 1997 by and among the Company, HLVMC, Lily Pond Investments, Inc., a Nevada corporation ("Lily Pond") and HRHC. Upon closing, the Management Agreement terminated and a stockholders' agreement among the Company, HRHC and Lily Pond was canceled.

    The Company received $45.0 million cash for the capital stock and the Company's rights under the Management Agreement. The Company received, in addition, approximately $1.2 million cash in satisfaction of a note and other amounts due the Company from HRHC as of October 24, 1997.

    Summarized statement of income information for HRHC for the year ended November 30, 1996 and for the period from December 1, 1996 through October 24, 1997 were as follows:

                                                                   PERIOD ENDED   YEAR ENDED
                                                                   OCTOBER 24,   NOVEMBER 30,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Summarized Statement of Income Information
  Revenues.......................................................   $   68,699    $   77,289
  Operating income...............................................       11,323        12,663
  Net income.....................................................        4,295         4,467

12. SUBSEQUENT EVENT (UNAUDITED)

    On February 2, 1999, Harveys Acquisition Corporation, a Nevada corporation ("HAC"), which was formed at the direction of Colony Investors III, L.P., a Delaware limited partnership ("Colony III") and an affiliate of Colony Capital, Inc. ("Colony Capital") of Los Angeles, California, merged with and into the Company (the "Merger").

    The Merger occurred pursuant to an agreement and Plan of Merger dated as of February 1, 1998 (the "Merger Agreement") between the Company and HAC. In the Merger, each share of common stock ("Common Stock") of the Company outstanding at the time the Merger became effective (the "Effective Time") (other than shares of Common Stock held in the Company's treasury) was converted into the right to receive $28.7343 in cash as provided in the Merger Agreement. At the Effective Time, shareholders of the Company received an aggregate amount equal to approximately $289.3 million and certain members of management received compensation in the approximate amount of $10 million as buyout and/or termination of various stock options. The capital stock of HAC prior to the Merger became the capital stock of the Company after the Merger. The Company was the surviving corporation in the Merger and is continuing its business operations as conducted prior to the Merger. The Merger will be accounted for using purchase method accounting.

    Prior to the Merger, the Company was a publicly held company. Following the Merger, Colony III owns 97% of the outstanding non-voting common stock, which together with its voting common stock represents approximately 96% of the common equity interest in the Company. Colony HCR Voteco, LLC, a Delaware limited liability company ("Voteco") whose sole members are Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of the indirect general partner of Colony III, and Kelvin L. Davis,

                             HARVEYS CASINO RESORTS

12. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED) the President and Chief Operating Officer of the indirect general partner of Colony III, owns 97% of the voting power in the Company through the ownership of 97% of the outstanding voting common stock. As a result, Voteco is able to govern all matters of the Company that are subject to the vote of stockholders, including the appointment of directors and the amendment of the Company's Articles of Incorporation and Bylaws. In addition, Colony III owns 99.99% of the outstanding shares of the Company's preferred stock and Voteco owns 0.01% of the outstanding shares of preferred stock.

    In connection with the Merger, HAC issued shares of its Class A Common Stock (the "Class A Common") and shares of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock (the "Series A Preferred") to Voteco, and shares of its Class B Common Stock (the "Class B Common") and shares of its
13 1/2% Series B Senior Redeemable Cumulative Convertible Preferred Stock (the "Series B Preferred") to Colony III. Holders of Class A Common are entitled to one vote per share in all matters to be voted on by stockholders of the Company. Holders of Class B Common have no voting rights except as required by law. The Series A Preferred and Series B Preferred are convertible into Class A Common and Class B Common, respectively, at a conversion rate of 28.7309164 shares of Class A Common or Class B Common for each share of Series A Preferred or Series B Preferred, subject to adjustment in customary circumstances to prevent dilution. The Series A Preferred and Series B Preferred are subject to mandatory redemption on February 1, 2011 for cash at the $550 per share liquidation value (the "Liquidation Value") plus any accrued and unpaid dividends, out of any funds legally available therefor. The Company has the right to redeem the Series A Preferred and the Series B Preferred at any time for cash at the Liquidation Value plus any accrued and unpaid dividends.

    At the Effective Time, Charles W. Scharer, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, prior to the Merger, was appointed a director of the Company. Additionally, at the Effective Time, the Company granted to certain executive officers of the Company 660 shares of Class A Common and 66,000 shares of Class B Common in the aggregate, and committed to granting shares to certain other executive officers.

    HAC financed the Merger and paid related fees and expenses with (i) proceeds of approximately $75 million from the issuance of its Class A Common and Class B Common to Voteco and Colony III, respectively, (ii) proceeds of $55 million from the issuance of Series A Preferred and Series B Preferred to Voteco and Colony III, respectively, (iii) borrowings in the amount of $172 million under a loan agreement dated as of January 28, 1999 (the "HAC Loan") between HAC as borrower and Wells Fargo Bank, National Association ("Wells Fargo") as lender, and (iv) the Company's available cash.

    Immediately following the Merger, the Company used an initial disbursement of $172 million under an Amended and Restated Credit Agreement dated December 9, 1998 among the Company and certain of its subsidiaries as borrowers, Wells Fargo as swingline lender, letter of credit issuer and agent and the lenders party thereto to repay the $172 million outstanding under the HAC Loan, made for the purpose of financing a portion of the merger consideration. Interest on the outstanding principal balance accrues at a base rate equal to the higher of (i) the prime rate, and (ii) the Federal Funds Rate (as defined in the Amended and Restated Credit Agreement) plus one-half of one percent; plus an applicable margin which is initially 1.75%. The Company may under certain circumstances elect to have interest accrue at LIBOR plus an applicable margin. The $185 million credit facility amends and restates the Company's previously existing Credit Facility and provides for a revolving loan facility under which the Company may repay and reborrow amounts outstanding, and a swingline facility and letter of credit facility under each of which the Company may borrow up to $5 million.

                             HARVEYS CASINO RESORTS

12. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)
    Prior to the Effective Time, the Company received the consent of the holders of the Senior Subordinated Notes to the waiver of provisions of the Indenture that would have given each holder the right upon consummation of the Merger to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount plus accrued and unpaid interest to the repurchase date and that may have restricted the financing of the Merger. The Company paid a consent fee to consenting holders of the Senior Subordinated Notes equal to 9% of the principal amount of the holders' Senior Subordinated Notes.

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth unaudited selected quarterly financial information for each quarter of fiscal 1998 and 1997. This information, in the opinion of management, includes only normal recurring adjustments necessary for a fair representation of the information set forth therein. The operating results for any quarter are not indicative of results for any future period. Quarterly results may not be comparative due to the seasonal nature of operations.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Fiscal 1998
  Revenue(a)..........................................................  $  68,772  $  76,552  $  87,632  $  76,553
  Operating income....................................................      6,583     12,191     17,169      9,893
  Income before income taxes..........................................      2,551      8,155     13,220      6,193
  Net income..........................................................      1,531      4,892      7,932      4,347
  Net income per common share(b)--basic...............................  $    0.15  $    0.49  $    0.79  $    0.43
  Net income per common share(b)--diluted.............................       0.15       0.48       0.77       0.42
Fiscal 1997
  Revenue.............................................................  $  58,554  $  71,709  $  83,676  $  69,624
  Operating income....................................................      4,599     11,560     17,995      7,126
  Income before income taxes(c).......................................          7      6,683     12,981     30,002
  Net income(c).......................................................          4      3,978      7,724     19,068
  Net income per common share(b)(c)--basic............................  $    0.00  $    0.41  $    0.79  $    1.94
  Net income per common share(b)(c)--diluted..........................  $    0.00  $    0.40  $    0.78  $    1.93

------------------------

(a) Revenues for the second and third quarters of fiscal 1998 differ from the amount originally reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, 1998 and August 31, 1998 due to the reclassification of telephone commission income at Harveys Casino Hotel.

(b) Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters; accordingly, the sum of the quarters does not equal the full-year income per share.

(c) Income before income taxes, net income and net income per common share for the fourth quarter of fiscal 1997 include the effect of the gain recognized on the sale of the Company's interests in the Hard Rock Hotel and Casino. The gain on the transaction was approximately $27.4 million, before income taxes, and approximately $17.4 million on an after-tax basis.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Stock Purchase Agreement, dated July 2, 1997(9)

       2.2   Agreement and Plan of Merger, dated February 1, 1998,(12)

       3.1   Amendments to Articles of Incorporation of Harveys Casino Resorts as Surviving Constituent Entity(filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino
               Resorts).(13) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition
               Corporations's Registration Statement of Form 10 (File No. 0-25093), filed November 20, 1998).

       3.2   Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred
               Stock. ($0.01 per value per share) and the 13 1/2% Series B Redeemable Convertible Cumulative
               Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts(13)

       3.3   Eighth Amended and Restated Bylaws of the Registrant(17)

       4.1   Form of Stock Certificate of the Registrant(17)

       4.2   Indenture, dated as of May 15, 1996 (the "Original Indenture") by and among the Registrant, Harveys
               Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa
               Management Company, Inc. and Harveys L. V. Management Company, Inc. (the "Guarantors") and IBJ
               Schroder Bank & Trust Company as Trustee (including form of Note)(6)

       4.3   First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture(7)

       4.4   Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture(11)

       4.5   Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe
               Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company,
               Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture(17)

       4.6   Fourth Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe
               Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company,
               Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture(17)

      10.1   Net Lease Agreement, dated February 28, 1985, between Park Cattle Co. and the Registrant(1)

      10.2   Lease, dated July 9, 1973, between Park Cattle Co. and the Registrant(1)

      10.3   Supplemental Executive Retirement Plan(1)

      10.4   Senior Supplemental Executive Retirement Plan(1)

      10.5   Honorary Director Resolution--Vera Gross(1)

      10.6   1998 Deferred Compensation Plan Participants(14)

      10.7   Form of Indemnification Agreement for Directors and Officers and Schedule of Indemnities(16)

      10.8   Excursion Boat Sponsorship and Operations Agreement, dated August 22, 1994, by and between Iowa West
               Racing Association and Harveys Iowa Management Company, Inc.(2)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.9   Employment Agreement dated May 9, 1995 by and between the Registrant and Gary Armentrout(3)

      10.10  Employment Agreement dated August 14, 1995, by and between the Registrant and Kevin Servatius(4)

      10.11  Employment Agreement dated August 24, 1995, by and between the Registrant and Edward B. Barraco(4)

      10.12  Harveys Casino Resorts Management Incentive Plan, approved August 8, 1995.(5)

      10.13  1997 Deferred Compensation Participants and Form of Agreement(8)

      10.14  Extension to Employment Agreement, dated January 30, 1997 between Edward B. Barraco and the
               Registrant(10)

      10.15  Employment Agreement, dated June 23, 1997 between James J. Rafferty and the Registrant(11)

      10.16  Employment Agreement, dated July 1, 1997 between Verne Welch and the Registrant(11)

      10.17  Employment Agreement, dated July 21, 1997 between John R. Bellotti and the Registrant(11)

      10.18  Assignment of Leases, effective June 1, 1997, by and between Harveys Casino Resorts, formerly known as
               Harvey's Wagon Wheel, Inc., a Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada
               corporation, and Park Cattle Co., a Nevada corporation(11)

      10.19  Third Amendment to Lease Agreement, dated June 1, 1997, by and between Park Cattle Co., a Nevada corporation and Harveys Casino Resorts, formerly known as Harvey's Wagon Wheel, Inc., a Nevada corporation(11)

      10.20  First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co., a Nevada corporation and Harveys Casino Resorts, formerly known as Harveys Wagon Wheel, Inc., a Nevada corporation (Douglas
               County, Nevada property)(11)

      10.21  First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co., a Nevada corporation and Harveys Casino Resorts, formerly known as Harveys Wagon Wheel, Inc., a Nevada corporation (El
               Dorado County, California property)(11)

      10.22  Asset Transfer Agreement between Harveys Casino Resorts and Harveys Tahoe Management Company, Inc.,
               effective June 1, 1997(11)

      10.23  Harveys Casino Resorts Change of Control Plan, effective June 1, 1997(16)

      10.24  Supplemental Executive Retirement Plan, effective as of November 20, 1997(16)

      10.25  Extension of Employment Agreement dated September 8, 1997 between Gary Armentrout and the Registrant(16)

      10.26  Amended and Restated Credit Facility dated as of December 9, 1998 among Harveys Casino Resorts, Harveys
               C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys Tahoe Management
               Company, Inc., HCR Services Company, Inc., as borrowers, and Wells Fargo Bank, The First National Bank of Chicago, First Security Bank, N. A., U.S. Bank National Association, Credit Lyonnais Los Angeles
               Branch, Societe Generale, Imperial Bank, Hibernia Bank, Bank of the West and First Hawaiian Bank, as
               lenders, and Wells Fargo Bank, as swingline lender, L/C issuer and agent bank.(17)

      10.27  Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and
               Charles W. Scharer.(17)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.28  Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and
               Stephen L. Cavallaro.(17)

      10.29  Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and
               John J. McLaughlin.(17)

      10.30  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and
               Charles W. Scharer.(17)

      10.31  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and
               Stephen L. Cavallaro.(17)

      10.32  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and
               John J. McLaughlin.(17)

      10.33  1999 Omnibus Stock Incentive Plan.(17)

      10.34  Stockholders Agreement entered into as of February 2, 1999 by and among Harveys Casino Resorts (the
               "Company"), Colony HCR Voteco LLC, Colony Investors III, L. P. And the securityholders of the Company as identified from time to time on Schedule A thereto.(17)

      10.35  Real Estate Option Agreement dated January 8, 1998 by and between the Registrant and Grand Plaza Limited
               Partnership.(14)

      10.36  Amendment, dated as of September 15, 1998, to Option Agreement dated as of January 8, 1998 by and between the Registrant and Grand Plaza Limited Partnership.(17)

      10.37  Extension of Employment Agreement dated as of October 19, 1998, by and between the Registrant and James
               J. Rafferty.(17)

      10.38  Extension of Employment Agreement dated as of October 26, 1998, by and between the Registrant and Gary
               Armentrout.(17)

      10.39  1999 Deferred Compensation Plan Participants.(17)

      10.40  Memorandum of Understanding dated February 1, 1998 among Harveys Acquisition Corporation, a Nevada corporation, Charles W. Scharer, Stephen L. Cavallaro and John J. McLaughlin.(15)

      10.41  Voting and Profit Sharing Agreement dated as of February 1, 1998 by and among Harveys Acquisition
               Corporation and the individuals and entities signatory thereto.(15)

      10.42  Noncompetition and Trade Secret Agreement dated as of February 1, 1998 by and among Harveys Acquisition
               Corporation and the individuals signatory thereto. (15)

      10.43  Stock Option and Restricted Stock Agreement dated as of February 2, 1999 by and between Harveys Casino
               Resorts and Charles W. Scharer.(17)

      10.44  Stock Option and Restricted Stock Agreement dated as of February 2, 1999 by and between Harveys Casino
               Resorts and Steven L. Cavallaro.(17)

      10.45  Stock Option and Restricted Stock Agreement dated as of February 2, 1999 by and between Harveys Casino
               Resorts and John J. McLaughlin.(17)

      10.46  Stock Option and Restricted Stock Agreement dated as of February 2, 1999 by and between Harveys Casino
               Resorts and Gary Armentrout.(17)

      10.47  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and
               Gary Armentrout.(17)

      10.48  Indemnification Agreement between Harveys Acquisition Corporation and Kelvin L. Davis.(17)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      21.1   List of Subsidiaries of the Registrant(16)

      27     Financial Data Schedule(17)

------------------------

(1) Incorporated herein by reference to Registration Statement No. 33-70670

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1994

(3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1995

(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31 1995

(5) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1995

(6) Incorporated herein by reference to Registration Statement No. 333-3576

(7) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

(8) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1997

(9) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed July 2, 1997

(10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1997

(11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

(12) Incorporated herein by reference to Registrant's Quarterly Report on Form 8-K filed February 3, 1998

(13) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 12, 1999

(14) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998

(15) Incorporated herein by reference to Registration Statement on Form 10 of Harveys Acquisition Corporation, File No. 0-25093, filed November 20, 1998

(16) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

(17) Filed herewith