Form 10-Q
period 1999-02-28
HARVEYS CASINO RESORTS
filed 1999-04-14
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28,1999
                                                --------------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________

                         Commission file number 1-12802
                                                -------

                             HARVEYS CASINO RESORTS
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                         88-0066882
            ------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

   Highway 50 & Stateline Avenue
          P.O. Box 128
        Lake Tahoe, Nevada                              89449
        ------------------                              -----
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (775) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 39,910 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 3,991,000, each as of April 9, 1999.

                             HARVEYS CASINO RESORTS

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            Page No.
                                                                                                          --------
 Item 1. Financial Statements
                  Condensed Consolidated Balance Sheets,
                  February 28, 1999 and November 30, 1998                                                     3

                  Condensed Consolidated Statements of Operations For the Period
                  of December 1, 1998 through February 1, 1999, the Period of
                  February 2, 1999 (the date of acquisition) through February
                  28, 1999 and the Three Months Ended February 28, 1998                                       4

                  Condensed Consolidated Statements of Cash Flows For the Period
                  of December 1, 1998 through February 1, 1999, the Period of
                  February 2, 1999 (the date of acquisition) through February
                  28, 1999 and the Three Months Ended February 28, 1998                                       5

                  Notes to Condensed Consolidated Financial Statements                                        6

 Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                              14


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         22

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                  24

 Item 2.  Changes in Securities                                                                              24

 Item 3.  Defaults Upon Senior Securities                                                                    24

 Item 4.  Submission of Matters to a Vote of Security Holders                                                24

 Item 5.  Other Information                                                                                  24

 Item 6.  Exhibits and Reports on Form 8-K                                                                   24

SIGNATURES                                                                                                   25

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                         February 28,      November 30,
                                                                                            1999              1998
                                                                                            ----              ----
                                     ASSETS
Current assets
     Cash and cash equivalents                                                            $  27,257           $  67,299
     Marketable securities                                                                      657              10,657
     Accounts and notes receivable, net                                                       5,347               4,566
     Prepaid expenses                                                                         4,829               3,677
     Other current assets                                                                     3,657               4,148
                                                                                          ---------           ---------
          Total current assets                                                               41,747              90,347
Property and equipment (net of accumulated depreciation of
$1,734 and $146,207)                                                                        405,701             315,351
Notes receivable                                                                                 90               1,875
Cost in excess of net assets acquired                                                        72,762                   -
Other assets                                                                                 17,821              16,585
                                                                                          ---------           ---------
         Total assets                                                                      $538,121           $ 424,158
                                                                                          ---------           ---------
                                                                                          ---------           ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current portion of long-term debt                                                    $       -           $     220
     Accounts and contracts payable                                                           8,124               5,032
     Accrued expenses                                                                        22,136              24,892
                                                                                          ---------           ---------
          Total current liabilities                                                          30,260              30,144
Long-term debt, net of current portion                                                      302,424             150,000
Deferred income taxes                                                                        53,993              24,948
Other liabilities                                                                            20,960              18,612
                                                                                          ---------           ---------
          Total liabilities                                                                 407,637             223,704
                                                                                          ---------           ---------

Preferred stock, $.01 par value; 1,000,000 shares authorized, 10 Series A and
99,990 Series B 13 1/2% senior redeemable convertible cumulative shares
outstanding (liquidation value $55,000)                                                      55,619                   -

Stockholders' equity

Common stock, $.01 par value; at February 28, 1999 20,000,000 shares authorized and 4,040,000 shares issued; at November 30, 1998,
30,000,000 shares authorized and 10,079,671 shares issued                                        40                 101

Additional paid-in capital and other                                                         74,960              43,496
Retained earnings (accumulated deficit)                                                        (135)            157,111
Treasury stock, at cost; 14,560 shares                                                           -                 (254)
                                                                                          ---------           ---------
          Total stockholders' equity                                                         74,865             200,454
                                                                                          ---------           ---------
          Total liabilities and stockholders' equity                                      $ 538,121           $ 424,158
                                                                                          ---------           ---------
                                                                                          ---------           ---------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                 Predecessor Company         February 2, 1999         Three Months
                                                  December 1,1998 to      (date of acquisition)          Ended
                                                   February 1, 1999        to February 28, 1999     February 28,1998
                                                   ----------------        --------------------     ----------------
Revenues
     Casino                                                   $  41,454                   $18,680              $54,440
     Lodging                                                      5,958                     2,855                7,604
     Food and beverage                                            8,108                     3,749               10,694
     Other                                                        1,271                       656                1,720
     Less: Casino promotional allowances                         (5,003)                   (2,079)              (5,686)
                                                              ---------                ----------            ---------
          Total net revenue                                      51,788                    23,861               68,772
                                                              ---------                ----------            ---------

Costs and expenses
     Casino                                                      21,146                     8,988               27,150
     Lodging                                                      1,997                       977                3,127
     Food and beverage                                            4,727                     2,238                6,991
     Other operating                                                592                       281                  718
     Selling, general and administrative                         13,558                     6,417               18,895
     Depreciation and amortization                                3,553                     1,942                5,308
     Consent fee and merger costs                                19,879                         -                    -
                                                              ---------                ----------            ---------
          Total cost and expenses                                65,452                    20,843               62,189
                                                              ---------                ----------            ---------
Operating income (loss)                                         (13,664)                    3,018                6,583
                                                              ---------                ----------            ---------

Other income (expense)
Interest income                                                     338                         8                  453
Interest expense                                                 (3,016)                   (2,248)              (4,464)
Other, net                                                           77                        17                  (21)
                                                              ---------                ----------            ---------
          Total other income (expense)                           (2,601)                   (2,223)              (4,032)
                                                              ---------                ----------            ---------

Income (loss) before income taxes and extraordinary item        (16,265)                      795                2,551
Income tax benefit (provision)                                    3,904                      (311)              (1,020)
                                                              ---------                ----------            ---------
Income (loss) before extraordinary item                         (12,361)                      484                1,531
Loss on early retirement of debt, net of taxes                     (869)                        -                    -
                                                              ---------                ----------            ---------
Net income (loss)                                              $(13,230)               $      484            $   1,531
                                                              ---------                ----------            ---------
                                                              ---------                ----------            ---------


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                            Predecessor Company       February 2, 1999           Three Months
                                                             December 1,1998 to     (date of acquisition)           Ended
                                                              February 1, 1999      to February 28, 1999      February 28, 1998
                                                              ----------------      --------------------      -----------------
Cash flows from operating activities
     Net income (loss)                                                $ (13,230)            $       484                 $ 1,531
     Adjustments to reconcile net income (loss)to net
     cash provided by (used in) operating activities
        Depreciation and amortization                                     3,553                   1,942                   5,308
        Write-off of debt issuance costs, net of tax                        869                       -                       -
        Change in income taxes payable                                   (3,904)                    231                  (5,580)
        Accrual of consent fee and merger costs                          19,823                       -                       -
        Other, net                                                       (2,260)                 (2,727)                 (1,685)
                                                                       --------                --------                --------
          Net cash provided by (used in) operating
              activities                                                  4,851                     (70)                   (426)
                                                                       --------                --------                --------

Cash flows from investing activities
     Capital expenditures                                                (3,830)                 (2,549)                 (3,694)
     Proceeds from sale of marketable securities                         10,000                       -                       -
     Proceeds from notes receivable                                           -                   1,839                       -
     Other, net                                                            (296)                      8                      31
                                                                       --------                --------                --------
          Net cash provided by (used in) investing
              activities                                                  5,874                    (702)                 (3.663)
                                                                       --------                --------                --------

Cash flows from financing activities
     Principal payments on long-term debt                                  (220)               (199,000)                   (350)
     Dividends paid                                                           -                       -                    (496)
     Debt issuance costs                                                      -                  (2,865)                      -
     Proceeds from long-term debt                                             -                 172,000                       -
     Consent fee and merger costs                                           (56)                (19,823)                      -
     Exercise of options to purchase stock                                    -                       -                   3,995
     Other, net                                                             (31)                      -                     (12)
                                                                       --------                --------                --------
          Net cash provided by (used in) financing
              activities                                                   (307)                (49,688)                  3,137
                                                                       --------                --------                --------

Increase (decrease) in cash and cash equivalents                         10,418                 (50,460)                   (952)
Cash and cash equivalents at beginning of period                         67,299                  77,717                  55,035
                                                                       --------                --------                --------
Cash and cash equivalents at end of period                             $ 77,717                $ 27,257                 $54,083
                                                                       --------                --------                --------
                                                                       --------                --------                --------


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation - Harveys Casino Resorts, a Nevada corporation (the 'Company'), is engaged in the casino entertainment industry. Through its wholly-owned subsidiary, Harveys Tahoe Management Company, Inc. ('HTMC'), the Company owns and operates Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada. The Company, through its wholly-owned subsidiary, Harveys C. C. Management Company, Inc. ('HCCMC'), owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Additionally, the Company's wholly-owned subsidiary, Harveys Iowa Management Company, Inc. ('HIMC') is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa.

     On February 2, 1999, Harveys Acquisition Corporation, a Nevada corporation ('HAC'), which was formed at the direction of Colony Investors III, L. P., a Delaware limited partnership ('Colony III'), merged with and into the Company (the 'Merger').

     The Merger occurred pursuant to an Agreement and Plan of Merger dated as of February 1, 1998 (the 'Merger Agreement') between the Company and HAC. In the Merger, each share of common stock ('Common Stock') of the Company outstanding at the time the Merger became effective (the 'Effective Time') (other than shares of Common Stock held in the Company's treasury) was converted into the right to receive $28.7343 in cash as provided in the Merger Agreement. At the Effective Time, shareholders of the Company were entitled to receive an aggregate amount equal to approximately $289.3 million and option holders received compensation in the approximate amount of $10 million as buyout and/or termination of various stock options. The capital stock of HAC prior to the Merger became the capital stock of the Company after the Merger. The Company was the surviving corporation in the Merger and is continuing its business operations as conducted prior to the Merger.

     The Merger has been accounted for using purchase method accounting which requires the purchase price paid in the Merger to be allocated to the individual assets acquired and the liabilities assumed based on their fair value at the Effective Time. As a result, the condensed consolidated financial statements for the period subsequent to the Merger are presented on a different basis of accounting than those for the periods prior to the Merger and, therefore, are not directly comparable.

     The condensed consolidated financial statements include the accounts of Harveys Casino Resorts and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The condensed consolidated balance sheet as of November 30, 1998 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at February 28, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. The results of operations for interim periods should not be considered indicative of results for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     Cost in Excess of Net Assets Acquired - Net assets acquired in the Merger are stated at fair value at the time of the Merger. Certain items affecting the allocation of the purchase price are not finalized. The preliminary purchase price allocation as of February 28, 1999 follows (in thousands):

            Merger consideration paid for outstanding common stock                                       $289,252
            Merger consideration paid for stock options                                                     9,998
            Direct costs of the Merger                                                                      6,647
                                                                                                         --------
            Allocated purchase cost                                                                       305,897
                                                                                                         --------
            Fair value of:
                 Assets acquired                                                                          512,949
                 Liabilities assumed                                                                      279,978
                                                                                                         --------
                 Net assets acquired                                                                      232,971
                                                                                                         --------
            Cost in excess of net assets acquired                                                        $ 72,926
                                                                                                         --------
                                                                                                         --------

     The cost in excess of net assets acquired is being amortized over a 40 year period and is shown net of accumulated amortization of approximately $164,000 at February 28, 1999.

     Recently Issued Accounting Standards - The Financial Accounting Standards Board ('FASB') has issued Statement of Financial Accounting Standards ('SFAS') No. 130 - Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 will be effective for the Company's fiscal year ending November 30, 1999. Management intends to comply with the disclosure requirements of SFAS No. 130. Management does not anticipate that the adoption of SFAS No. 130 will have a significant effect on the Company's earnings or its financial position.

     The FASB has issued SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment; (i) that engages in business activities from which it earns revenues and incurs expenses, (ii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (iii) for which discrete financial information is available, and (iv) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company's fiscal year ending November 30, 1999. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Nevada, Colorado and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

     The FASB has issued SFAS No 132 - Employers' Disclosure about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS NO. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain other disclosures. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS No. 132 will be effective for the Company's fiscal year ending November 30, 1999. Management intends to comply with the disclosure requirements of SFAS No. 132.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ('SOP') No. 98-5 - Reporting on the Costs of Start- Up Activities. SOP 98-5 requires costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) to be expensed as incurred. The Company will be required to adopt SOP 98-5 beginning December 1, 1999. On adoption, restatement of previously issued financial statements will not be permitted. The initial effect of adopting SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect, if any, the adoption of SOP 98-5 will have on the financial position or results of operations of the Company.

2.   EFFECTS OF THE MERGER FINANCING

     HAC financed the Merger and paid related fees and expenses with; (i) proceeds of $75 million from the issuance of shares of its Class A Common Stock (the 'Class A Common') and Class B Common Stock (the 'Class B Common') to Colony HCR Voteco LLC, a Delaware limited liability company ('Voteco') and Colony III, respectively, (ii) proceeds of $55 million from the issuance of shares of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock (the 'Series A Preferred') and
     13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock (the 'Series B Preferred') to Voteco and Colony III, respectively, (iii) borrowings in the amount of $172 million under a loan agreement dated as of January 28, 1999 (the 'HAC Loan') between HAC as borrower and Wells Fargo Bank, National Association ('Wells Fargo') as lender, and (iv) the Company's available cash.

     Prior to the Merger, the Company was a publicly held company. Following the Merger, Colony III owns 97% of the Class B Common, which represents approximately 96% of the common equity interest in the Company.
     Following the Merger, the Company granted to certain executive officers of the Company 1,200 shares of Class A Common and 120,000 shares of Class B Common; approximately 3% of the outstanding shares of each class of common stock. Voteco, whose sole members, owners and managers are officers of the indirect general partner of Colony III, owns 97% of the voting power in the Company through the ownership of 97% of the Class A Common. As a result, Voteco is able to govern all matters of the Company that are subject to the vote of the Company's stockholders, including the appointment of directors and the amendment of the Company's Articles of Incorporation and Bylaws. In addition, Colony III owns 99.99% of the outstanding shares of the Company's preferred stock and Voteco owns .01% of the outstanding shares of preferred stock.

     In addition, in the Merger the directors of HAC became directors of the Company. Charles W. Scharer, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company prior to the Merger, was appointed a director, President and Chief Executive Officer of the Company at the Effective Time.

3.   PREFERRED STOCK

     The Series A Preferred and Series B Preferred (together, the 'Preferred Stock') are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value (the 'Liquidation Value'). To the extent not paid in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2% of the Liquidation Value. The Series A Preferred and Series B Preferred are subject to mandatory redemption on February 1, 2011 for cash at the

     Liquidation Value plus any accrued and unpaid dividends, out of any funds legally available therefor. The Company has the right to redeem the Series A Preferred and the Series B Preferred at any time for cash at the Liquidation Value plus any accrued and unpaid dividends. If a Change of Control (as defined in the Certificates of Designation for the Preferred Stock) of the Company occurs, the Company will be required to offer to purchase all outstanding shares of the Series A Preferred and Series B Preferred (the 'Change of Control Offer') for cash at a price of 101% of the Liquidation Value plus any accrued and unpaid dividends. However, the Company will not be required to make the Change of Control Offer on or prior to the earlier of (i) the date on which all of the Company's 10 5/8% Senior Subordinated Notes due 2006 (the 'Senior Subordinated Notes') have been repaid, repurchased or redeemed in full, and (ii) June 1, 2006, the date the Senior Subordinated Notes mature. The Certificates of Designation contain covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. In the event of a sale or other disposition of all but not less than all of the Series A Preferred and Series B Preferred by the original holders and/or certain related parties (but not any other transferees) to one or more persons other than the original holders and certain related parties, the dividend rate and other rights, preferences and privileges of the Series A Preferred and Series B Preferred may, at the election of the holders of a majority of the Series A Preferred, be amended so that the Series A Preferred and Series B Preferred would, in the opinion of an independent financial advisor chosen by the electing holders, have a market value of 100% of the Liquidation Value thereof plus any accrued and unpaid dividends; provided that in no event shall the reset dividend rate exceed 15 1/2% per annum. Alternatively, the electing holders may effectuate the foregoing by exchanging all of the Series A Preferred and Series B Preferred for a new class of preferred stock having terms to which the Series A Preferred and Series B Preferred would have been reset as aforesaid. Upon the receipt of all applicable gaming approvals the Series A Preferred and Series B Preferred are convertible, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary antidilution adjustments. Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at the Company's election, may be satisfied with additional shares of the corresponding Class A Common or Class B Common.

     At February 28, 1999, the aggregate Liquidation Value of the Series A Preferred and Series B Preferred was $55 million. Additionally, at February 28, 1999 there were accrued, undeclared dividends of $618,750 relative to the Preferred Stock. The Company was in compliance with the covenants under the Certificates of Designation as of February 28, 1999.

4.   LONG-TERM DEBT

     Note Payable to Banks - Immediately following the Merger, the Company used an initial disbursement of $172 million under an Amended and Restated Credit Agreement dated December 9, 1998 among the Company and certain of its subsidiaries as borrowers, (the 'Borrowers'), Wells

     Fargo Bank as swingline lender, letter of credit issuer and agent and the lenders party thereto to repay the $172 million outstanding under the HAC Loan. The Amended and Restated Credit Agreement dated December 9, 1998 (the 'Credit Facility') which has a total availability of $185 million, provides for a revolving loan facility, and a swingline facility and a letter of credit facility under each of which the Company may borrow up to $5 million.

     Interest on the outstanding principal balance accrues at a base rate equal to the higher of (i) the prime rate, and (ii) the Federal Funds Rate (as defined in the Credit Facility) plus one-half of one percent; plus an applicable margin which is initially 1.75%. The Company may under certain circumstances elect to have interest accrue at the London Inter-Bank Offering Rate ('LIBOR') plus an applicable margin which is initially 3.0%. In the future, the applicable margins may be changed, based on the ratio of the Borrower's total funded debt to earnings before interest, taxes, depreciation and amortization ('EBITDA').

     The Credit Facility is secured by substantially all of the Company's and the other Borrowers' assets including, subject to applicable gaming approvals, a pledge of all of the capital stock of each of HTMC, HCCMC, HIMC and HCR Services Company, Inc. ('HCRSC'), a wholly-owned subsidiary of the Company, mortgages on all material real property owned or leased by the Borrowers and the accounts receivable, inventory, equipment and intangibles of the Borrowers. The Credit Facility will mature and be fully due and payable on February 2, 2004. The permitted principal balance of the Credit Facility will be reduced on a quarterly basis, commencing on August 31, 2000. The Credit Facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict the ability of the Company and the other Borrowers to dispose of assets, incur additional indebtedness, prepay the Senior Subordinated Notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the business conducted by the Company or the other Borrowers or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the Credit Facility, the Company and the other Borrowers will be required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The Credit Facility contains events of default customary for facilities of this nature. Specifically, the Credit Facility prohibits the payment of cash dividends on the Preferred Stock, unless the Leverage Ratio is less than or equal to 3 to 1. 'Leverage Ratio' is calculated by reference to the Borrowers and any other subsidiaries of the Company subsequently designated as a 'Restricted Subsidiary' under the Credit Facility and refers to the ratio of total indebtedness to EBITDA. The Company was in compliance with the covenants under the Credit Facility as of February 28, 1999.

     The Credit Facility replaced the Company's existing credit facility at the Effective Time. Consequently, the unamortized deferred loan fees and other financing costs associated with the existing credit facility were expensed at that time as an extraordinary item, net of tax. Loan fees and other financing costs related to the Credit Facility are being amortized to interest expense over the term of the Credit Facility.

     Senior Subordinated Notes - Prior to the Merger, the Company amended the indenture which governs the Senior Subordinated Notes (the 'Indenture') with the changes becoming operative at the Effective Time. The Company sought and received the consent of the holders of its Senior Subordinated Notes to: (i) the one-time waiver of the applicability of the Indenture to the Merger, including the waivers of (a) the change of control covenant in the Indenture and (b) the 'Merger, Consolidation or Sale of Assets' provision in the Indenture that might have restricted the financing of the Merger and related transactions, and (ii) the amendment of the definition of 'Consolidated Cash Flow' in the Indenture to add back certain costs related to the Merger.

     The fair market value of the Company's Senior Subordinated Notes immediately following the Merger was 105% of the principal amount. Applying purchase method accounting to the Merger, a premium of $7.5 million was recorded relative to the Senior Subordinated Notes. The premium is being amortized as a reduction of interest expense over the remaining term of the Senior Subordinated Notes.

5.   EMPLOYEE BENEFIT PLANS

     Long-Term Incentive Plan - The Company's Long-Term Incentive Plan and the rights to participate therein were terminated at the Effective Time in exchange for lump sum payments in the aggregate amount of approximately $3.1 million.

     Supplemental Retirement Plans and Postretirement Benefits - The rights of certain executives (each an 'Executive' and together the 'Executives') to participate in a supplemental executive retirement plan (the 'SERP') were terminated at the Effective Time and the accrued SERP benefits due the Executives as agreed upon between each of the Executives and the Company were approximately $2.6 million in the aggregate. One-half of the amount due each executive was paid in a lump sum and the remaining amounts were deemed to be distributed to each Executive and invested pursuant to certain deferred compensation agreements entered into between the Company and each of the Executives.

     At the Effective Time, members of the Company's board of directors who were asked to resign were paid a lump sum payment of the compensation due under the Company's Outside Directors' Retirement Plan. The aggregate of the lump sum payments was $750,000.

     Purchase method accounting required the recognition of a liability to the extent the projected benefit obligation of the Company's pension plan exceeded plan assets at the time of the Merger. Any previously existing unrecognized net gain or loss, unrecognized prior-service cost, and unrecognized net obligation was eliminated. Likewise, a liability for the accumulated post-retirement benefit obligation in excess of the fair value of plan assets relative to the Company's postretirement medical benefit plans was recognized. As a result of the foregoing, the Company recognized an increase in the net liability attributable to its supplemental retirement plans and postretirement benefit plans of approximately $7.2 million.

6.   CONSENT FEE AND MERGER RELATED COSTS

At the time of the Merger, the Company recognized approximately $19.9 million of expense related to: (i) a consent fee paid to the consenting holders of the Senior Subordinated Notes, (ii) compensation and pension benefits due to certain members of management and the board of directors due to the change of control resulting from the Merger, and (iii) financial advisory services and other costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On February 2, 1999, HAC merged with and into the Company, completing the acquisition of the Company by Voteco and Colony III, affiliates of Colony Capital. The Company was the surviving corporation in the Merger and is continuing its business operations as conducted prior to the Merger, which include the ownership and operation of: (i) Harveys Resort Hotel/Casino on the south shore of Lake Tahoe, Nevada, (ii) Harveys Wagon Wheel Hotel/Casino in Central City, Colorado, and (iii) Harveys Casino Hotel in Council Bluffs, Iowa.

The following table presents certain operating results for the Company's properties. For comparative purposes, results for the first quarter of fiscal 1999 have been presented on a combined three-month basis by aggregating the results of the Company for the period December 1, 1998 through February 1, 1999 with the results of the Company for the period February 2, 1999 (the date of acquisition) through February 28, 1999.

                                                                                               Combined
                                             Predecessor Company     February 2, 1999        Three Months        Three Months
                                             December 1, 1998 to  (date of acquisition) to       Ended              Ended
                                              February 1, 1999      February 28, 1999      February 28, 1999   February 28, 1998
                                              ----------------      -----------------      -----------------   -----------------
Results of Operations                                                      (Dollars in thousands)
Net Revenues
  Harveys Resort Hotel/Casino                     $   21,413               $ 9,736           $   31,149             $27,674
  Harveys Wagon Wheel Hotel/Casino                     9,713                 4,486               14,199              14,515
  Harveys Casino Hotel - Iowa                         20,662                 9,639               30,301              26,583
                                                  ----------                ------           ----------            --------
                                                  $   51,788               $23,861           $   75,649             $68,772
                                                  ----------               -------           ----------            --------
                                                  ----------               -------           ----------            --------
Operating Income (Loss)
  Harveys Resort Hotel/Casino                     $    2,374               $ 1,039           $    3,413            $  2,046
  Harveys Wagon Wheel Hotel/Casino                     1,554                   820                2,374               3,220
  Harveys Casino Hotel - Iowa                          4,382                 2,094                6,476               4,555
  Corporate and Development                           (2,095)                 (935)              (3,030)             (3,238)
  Consent fee and merger costs                       (19,879)                    -              (19,879)                  -
                                                  ----------               -------           ----------            --------
                                                  $  (13,664)              $ 3,018           $  (10,646)           $  6,583
                                                  ----------               -------           ----------            --------
                                                  ----------               -------           ----------            --------
EBITDA (1)
  Harveys Resort Hotel/Casino                     $    3,922               $ 1,780           $    5,702            $  4,555
  Harveys Wagon Wheel Hotel/Casino                     2,183                 1,141                3,324               4,126
  Harveys Casino Hotel - Iowa                          5,669                 2,748                8,417               6,294
  Corporate and Development                           (2,006)                 (710)              (2,716)             (3,084)
                                                  ----------               -------           ----------            --------
                                                  $    9,768               $ 4,959           $   14,727            $ 11,891
                                                  ----------               -------           ----------            --------
                                                  ----------               -------           ----------            --------

Note to the operating results

(1) EBITDA (operating income plus depreciation and amortization and excluding non-recurring items) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS, QUARTER ENDED FEBRUARY 28, 1999 COMPARED TO QUARTER ENDED FEBRUARY 28, 1998

As a result of the Merger, the results of operations for the period subsequent to the Merger are presented on a different basis of accounting than those for the period prior to the Merger and, therefore, the combined results for the three months ended February 28, 1999 are not directly comparable to the results for the three months ended February 28, 1998. However, management believes that a comparison of the three month periods provides a meaningful discussion of the results of operations at its three operating properties. The items of comparability most affected by the Merger are depreciation and amortization, interest expense and income taxes.

The Company's consolidated net revenues for the first quarter of fiscal 1999 amounted to approximately $75.6 million, a new record for the Company's first quarter and an increase of $6.9 million, or 10.0%, over net revenues recorded in the first quarter of fiscal 1998. The improvement was attributable to net revenue increases at the Lake Tahoe and Iowa properties. Net revenues from the Company's Lake Tahoe property increased by approximately $3.5 million, or 12.6%. Net revenues at Harveys Casino Hotel in Iowa improved by $3.7 million or 14.0%. The net revenue increases were driven by increased casino revenue at both the Lake Tahoe and Iowa properties. Harveys Wagon Wheel Hotel/Casino experienced a 2.2% decrease in net revenues, down $0.3 million. The decrease was experienced primarily in casino revenues and is the result of new competition coming online in late December in nearby Black Hawk, Colorado.

Casino revenues for the first quarter of fiscal 1999 amounted to approximately $60.1 million, an improvement of $5.7 million over the comparable quarter of the prior year. The gaming activity in Council Bluffs produced an increase of approximately $3.2 million in casino revenues over the comparable quarter of the prior year. The Company's Lake Tahoe casino revenues improved by approximately $2.7 million over the first quarter of 1998. The increase in casino revenues at Lake Tahoe was the result of an increase in wagering volume and was achieved despite a decrease in the win percentages. In Iowa, the increase in casino revenues was the result of increased volume and a stronger slot machine win percentage. Harveys Wagon Wheel Hotel/Casino decreased approximately $0.2 million in casino revenues over the prior year comparable quarter due primarily to the new competition. Casino costs and expenses increased for the comparable periods, up $3.0 million to $30.1 million for the current year period. The Council Bluffs casino accounted for $1.5 million of the increase while Colorado operations accounted for approximately $0.2 million of the increase and the Lake Tahoe operations recorded a $1.3 million increase in casino costs. The increase in casino costs and expenses was attributable principally to increases in gaming taxes and licenses and promotional expenses.

Lodging revenues for the fiscal 1999 first quarter improved by approximately $1.2 million over the prior year first quarter and amounted to $8.8 million. The hotel facility at Lake Tahoe contributed $1.1 million of the quarter-over-quarter increase. The improvement in lodging revenues was mainly due to an increase in the occupancy rate. Lodging profits improved by approximately $1.4 million.

Food and beverage revenues for the current fiscal year first quarter amounted to approximately $11.9 million, an improvement of nearly $1.2 million, or 10.9%, over prior year first quarter. Food and beverage revenues from the Lake Tahoe property contributed an increase of approximately $0.7 million, while Council Bluffs revenues increased approximately $0.5 million. Food and beverage profits and margins increased for the quarter-to-quarter comparison due to improvements at both the Lake Tahoe and Council Bluffs properties resulting from increased revenues and the controlling of related costs.

Selling, general and administrative expenses increased by approximately $1.1 million, or 5.7%, to $20.0 million for the current fiscal year first quarter. The Lake Tahoe operations recognized an increase in overall selling, general and administrative expenses of approximately $0.9 million from the first quarter of fiscal 1998 compared to the current fiscal year first quarter, while these expenses increased by $0.4 million at the Central City property and $0.2 million at the Iowa property. Corporate expenses decreased by approximately $0.4 million. The quarter-to-quarter increase in selling, general and administrative expenses resulted from increased advertising and promotional expenses, taxes and licenses, and employee programs.

Depreciation and amortization expenses increased by approximately $0.2 million, primarily as the result of amortization of the cost in excess of net assets acquired in the Merger.

At the time of the Merger, the Company recognized approximately $19.9 million of expense related to: (i) a consent fee paid to the consenting holders of the Senior Subordinated Notes, (ii) compensation and pension benefits due to certain members of management and the board of directors due to the change of control resulting from the Merger, and (iii) financial advisory services and other costs.

Interest expense, net of interest income increased by approximately $0.9 million to $4.9 million for the first quarter of fiscal 1999. The increase was attributable to the additional borrowing from the Credit Facility.

The Company recognized an extraordinary loss of approximately $0.9 million, net of tax, on the early retirement of its previously existing credit facility which was retired at the Effective Time.

As a result of the above, the net loss for the first quarter of fiscal 1999 amounted to $12.7 million compared to net income of $1.5 million for the first quarter of fiscal 1998. Excluding the loss on early retirement of debt, net of tax, and excluding the after tax effect of approximately $13.8 million attributable to the consent fee and merger costs, net income for the first quarter of fiscal 1999 would have been approximately $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Effects of the Merger Financing - At the Effective Time the leverage and fixed charge obligations of the Company substantially increased. HAC financed the Merger with (i) proceeds of $75 million from the issuance of its Class A Common to Voteco and its Class B Common to Colony III, (ii) proceeds of $55 million from the issuance of its Series A Preferred to Voteco and its Series B Preferred to Colony III, (iii) borrowings of $172 million under the HAC Loan and (iv) the Company's available cash (collectively, the 'Merger Financing'). Upon consummation of the Merger, the HAC Loan was refinanced through the Credit Facility.

The maximum borrowings available under the Credit Facility at February 28, 1999 was $185 million. The maximum principal balance of the Credit Facility will reduce on a quarterly basis, commencing on August 31, 2000. The Credit Facility will mature and be fully due and payable on February 2, 2004. Interest on borrowings outstanding under the Credit Facility will be payable, at the Company's option, at either the LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of the Borrowers' total funded debt to EBITDA. The Credit Facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict the ability of the Company and the other Borrowers to dispose of assets, incur additional indebtedness, prepay any of the Senior Subordinated Notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the business conducted by the Company or the other Borrowers or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the Credit Facility, the Company and the other Borrowers are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The Credit Facility contains events of default customary for facilities of this nature. Specifically, the Credit Facility prohibits the payment of cash dividends on the Preferred Stock, unless the Leverage Ratio is less than or equal to 3 to 1. 'Leverage Ratio' is calculated by reference to the Company, HCCMC, HIMC, HLVMC and HTMC and any other subsidiaries of the Company subsequently designated under the Credit Facility and refers to the ratio of total indebtedness to EBITDA.

The Preferred Stock is entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share Liquidation Value. To the extent not paid in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2% of the Liquidation Value. The Preferred Stock is subject to mandatory redemption on February 1, 2011 for cash at the Liquidation Value plus any accrued and unpaid dividends, out of any funds legally available therefor. The Company has the right to redeem the Preferred Stock at any time for cash at the Liquidation Value plus any accrued and unpaid dividends. The Certificates of Designation contain covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. Upon the receipt of all applicable gaming approvals the Series A Preferred and Series B Preferred are convertible, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at the Company's election, may be satisfied with additional shares of the corresponding Class A Common or Class B Common in an amount to be determined in accordance with the conversion rate.

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

Prior to the Merger, the Company amended the Indenture with the changes becoming operative at the Effective Time. The Company sought and received the consent of the holders of its Senior Subordinated Notes to: (i) the one-time waiver of the applicability of the Indenture to the Merger, including the waivers of (a) the change of control covenant in the Indenture and (b) the 'Merger, Consolidation or Sale of Assets' provision in the Indenture that might have restricted the financing of the Merger and related transactions, and (ii) the amendment of the definition of 'Consolidated Cash Flow' in the Indenture to add back certain costs related to the Merger.

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

As of February 28, 1999, the Company was in compliance with the covenants under the Credit Facility, the Certificates of Designation and the Indenture.

At the time of the Merger the Company borrowed $172 million under the Credit Facility and used the proceeds to retire the HAC Loan. Additionally, the Company paid approximately $23.0 million in the aggregate for: (i) the consent fee due to the consenting holders of the Senior Subordinated Notes,
(ii) debt issuance costs of the Credit Facility, and (iii) compensation and pension benefits due to the change of control resulting from the Merger.

During the first quarter of fiscal 1999, the Company received $10.0 million from the sale of marketable securities and received payment in full of the approximate $1.8 million due the Company under notes from a related party trust. During the first quarter, the Company expended approximately $6.4 million on capital improvements and replacements, including approximately $1.0 million on the parking garage under construction at Harveys Casino Hotel in Council Bluffs. The Company has budgeted approximately $18.6 million for maintenance capital expenditures and property improvements and approximately $15.0 million for construction of the parking garage in fiscal 1999. From the Effective Time through February 28, 1999, the Company reduced the outstanding balance under the Credit Facility by $27.0 million.

At February 28, 1999, the Company had $295.0 million in long-term debt consisting of $150.0 million of Senior Subordinated Notes and $145.0 million outstanding under the Credit Facility. The Company had approximately $27.3 million in cash and cash equivalents and approximately $39.2 million available under the Credit Facility, net of an outstanding letter of credit and subject to compliance with certain financial covenants.

The Company believes that its existing cash and cash equivalents, cash flows from operations and its borrowing capacity under the Credit Facility will be sufficient to meet the cash requirements of its existing operations during, at the least, the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. The Company currently believes that its capital expenditures in respect to existing operations beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which the Company expects to be met by then-existing cash, cash flows from operations and borrowing capacity under the Credit Facility. The Company does not currently anticipate incurring balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. The Company does not expect that cash dividends will be paid on the Preferred Stock prior to 2004 because of, among other reasons, restrictions in the Credit Facility and the Indenture on the payment of cash dividends.

YEAR 2000

Many technological systems (including those that employ embedded technology such as microcontrollers) rely on hardware, software and components that were originally designed to recognize a date by using the last two digits of a four digit year. Tasks performed by technological systems using these truncated fields may not work properly for dates from 2000 and beyond. This could result in system failures or miscalculations causing disruptions of, or the inability to engage in, normal business operations. This is generally known as the "Year 2000 Problem".

The Company has established a task force to coordinate its response to the Year 2000 Problem. This task force includes the Company's Chief Executive Officer, Chief Financial Officer, and the Director of Information Systems as well as support staff.

The Year 2000 compliance programs developed for the Company consist of the following phases: (i) compilation of an inventory of systems and equipment that may cause a Year 2000 Problem ('Critical Systems and Equipment'), (ii) identification and prioritization of the Critical Systems and Equipment from the inventory compiled and inquiries of third parties with whom the Company does significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness, (iii) analysis of the identified Critical Systems and Equipment to determine which systems and equipment are not Year 2000 compliant and evaluation of the costs to repair or replace those systems, and
(iv) repair or replacement and testing of noncompliant Critical Systems and Equipment and the testing of Critical Systems and Equipment for which representation as to Year 2000 compliance has not been received or for which representation has been received but has not been confirmed.

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

The Company relies on systems in many areas of its business operations ('Systems') including casino operations, retail outlets, hotel operations, accounting and finance, facilities and environmental, communications and administration. The Company has not developed a comprehensive contingency plan, although a number of Systems are 'backed up' by manual procedures that have been employed during times Systems have been unavailable. The Company will continue to assess the need for a comprehensive contingency plan as implementation of the corrective action plan continues and as the review of business associates' readiness progresses.

The Company is in the process of implementing its corrective action plan. The Company is utilizing internal resources and external resources to achieve the plan objectives. The Company anticipates that the required modifications, upgrades and replacements of Systems will most likely be completed in the second quarter of fiscal year 1999, allowing for additional testing and revisions, if necessary, before 2000. The Company believes that its corrective action plan, including the timelines, is adequate and realistic. Nevertheless, if one or more of the Company's Systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more Systems, or if a key business associate fails to provide necessary products or services due to Year 2000 Problem business disruptions, there could be a material adverse impact on the Company's business operations or financial performance. With respect to the Company's Systems, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the necessity to perform manually those procedures customarily performed by a noncompliant System. This could result in a slowdown of normal business operations and would likely be more costly. The performing of procedures manually would continue until such time as the noncompliant System could be made compliant or a suitable alternative could be found and installed. With respect to a key business associate, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the failure to deliver to the Company essential utilities, which could result in the inability of one or more of the Company's hotel/casinos to operate and require the affected property or properties to close until such utilities could be restored.

The Company estimates that the costs to achieve Year 2000 compliance, including those costs that are capitalizable, will be approximately $4.4 million and will be expended through 2000. The Company incurred costs of approximately $1.0 million in fiscal year 1998, including approximately $0.7 million that was capitalized. An additional $1.9 million has been expended in the first quarter of fiscal 1999, of which approximately $1.6 million has been capitalized. The Company expects to incur an additional cost of approximately $1.5 million in fiscal 1999, approximately $1.4 million of which will be for capital acquisitions. The Company believes that its expenditures in fiscal 2000 will not be material. These estimates are based on the Companys' evaluation and experience to date and are subject to modification as implementation of the corrective action plan progresses. There can be no assurances that the estimated costs are adequate or achievable, and actual costs could materially differ from the estimate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company had no variable rate debt at November 30, 1998, however, as a result of the financing of the Merger in part through the Credit Facility, the Company now has variable rate debt. The amount outstanding under the Credit Facility at February 28, 1999 was $145 million, subject to a one-month LIBOR based interest rate of 7.94%. Assuming an identical outstanding balance for the remainder of the fiscal year, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the remainder of the year by approximately $1.1 million.

Additionally, the fair value of the Company's fixed rate long-term debt, consisting of the $150 million of Senior Subordinated Notes and the $7.5 million premium on the Senior Subordinated Notes at February 28, 1999, and the fair value of the Company's fixed rate Preferred Stock issued as part of the Merger financing, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at February 28, 1999 would have decreased the fair value of the Company's fixed rate long-term debt by approximately $14.2 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the Company's outstanding long-term debt at February 28, 1999 by approximately $17.3 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of the Company's fixed rate Preferred Stock by approximately $3.8 million at February 28, 1999. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the Preferred Stock by approximately $4.4 million.

The Company did not enter into any derivative financial contracts in fiscal 1998 or the first quarter of fiscal 1999. The Company may use derivative financial instruments in the future as a risk management tool. The Company does not use derivative financial instruments for speculative or trading purposes.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not Applicable

Item 2.  Changes in Securities.

         On February 2, 1999, the Company merged with HAC. As a result of the
         Merger: (i) the outstanding capital stock of the Company was canceled and the capital stock of HAC became the capital stock of the Company as the surviving corporation, (ii) the Company delisted its common stock from the New York Stock Exchange, and (iii) the common stock of the Company is no longer publicly held or traded.

         A more detailed description of the Merger is set forth in the Company's Current Report of Form 8-K filed on February 16, 1999. The constituent instruments defining the rights of the Company's stockholders are filed as exhibits to the Company's Current Report on Form 8-K, filed on February 16, 1999. Such exhibits are incorporated into this quarterly report by reference.

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              See attached Exhibit Index

         (b)  Reports on Form 8-K

              On February 16, 1999, the Company filed a Current Report on Form 8-K, under Item 1. Change of Control, to report the closing of the Merger.

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


                                       HARVEYS CASINO RESORTS
                                       ----------------------
                                       Registrant



Date:    April 13, 1999                /s/ John J. McLaughlin
                                       ----------------------------------------
                                  John J. McLaughlin,
                                  Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Authorized Officer and Principal Financial
                                  Officer)

                                  EXHIBIT INDEX

Exhibit
Number                           Description
------- -----------------------------------------------------------------

3.1     Amendments to Articles of Incorporation of Harveys Casino Resorts as
        Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino Resorts). (4) (Articles of Incorporation are incorporated herein by reference to Harveys
        Acquisition Corporations's Registration Statement on Form 10 (File No.
        0-25093), filed November 20, 1998).

3.2     Certificate of Designation of the 13-1/2% Series A Senior Redeemable
        Convertible Cumulative Preferred Stock. ($0.01 per value per share) and the
        13-1/2% Series B Redeemable Convertible Cumulative Preferred Stock ($0.01
        par value per share) of Harveys Casino Resorts (4)

3.3     Eighth Amended and Restated Bylaws of the Registrant (5)

4.1     Form of Stock Certificate of the Registrant (5)

4.2     Indenture, dated as of May 15, 1996 (the "Original Indenture") by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability Company,
        Harveys C. C. Management Company, Inc., Harveys Iowa Management Company,
        Inc. and Harveys L. V. Management Company, Inc. (the 'Guarantors') and IBJ
        Schroder Bank & Trust Company as Trustee (including form of Note) (1)

4.3     First Supplemental Indenture, dated as of June 5, 1996, supplementing the
        Original Indenture (2)

4.4     Second Supplemental Indenture, dated as of May 22, 1997, supplementing the
        Original Indenture (3)

4.5     Third Supplemental Indenture, dated as of December 24, 1998, among the
        Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C.
        Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L.
        V. Management Company, Inc. and IBJ Schroder Bank and Trust Company,
        supplementing the Original Indenture (5)

4.6     Fourth Supplemental Indenture, dated as of December 24, 1998, among the
        Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C.
        Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L.
        V. Management Company, Inc. and IBJ Schroder Bank and Trust Company,
        supplementing the Original Indenture (5)

27      Financial Data Schedule (6)

        -----------------------------------------------
     (1)  Incorporated herein by reference to Registration Statement No.
          333-3576

     (2) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

     (3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

     (4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 16, 1999

     (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

     (6)  Filed herewith