Form 10-Q
period 1999-05-31
HARVEYS CASINO RESORTS
filed 1999-07-15
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31,1999
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________

                         Commission file number 1-12802


                             HARVEYS CASINO RESORTS
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Nevada                                         88-0066882
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          Highway 50 & Stateline Avenue
                 P.O. Box 128
              Lake Tahoe, Nevada                                  89449
     ----------------------------------------                   ----------
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

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 40,000 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 4,000,000, each as of July 8, 1999.

                           HARVEYS CASINO RESORTS
                             TABLE OF CONTENTS
                                                                       PAGE NO.
                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets,
             May 31, 1999 and November 30, 1998                              3

             Condensed Consolidated Statements of Operations for
             the Three Months Ended May 31, 1999 and 1998, the
             Period of December 1, 1998 through February 1, 1999,
             the Period of February 2, 1999 (the date of
             acquisition) through May 31,1999 and the Six Months
             Ended May 31, 1998                                              4

             Condensed Consolidated Statements of Cash Flows for
             the Period of December 1, 1998 through February 1,
             1999, the Period of February 2, 1999 (the date of
             acquisition) through May 31, 1999 and the Six Months
             Ended May 31, 1998                                              5

             Notes to Condensed Consolidated Financial
             Statements                                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                              20

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  22

ITEM 2.  CHANGES IN SECURITIES                                              22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

ITEM 5.  OTHER INFORMATION                                                  22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES                                                                  23

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              HARVEYS CASINO RESORTS
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                                                       NOVEMBER 30,              MAY 31,
                                                                                           1998                   1999
                                                                                       ------------              -------
                                   ASSETS
Current assets

     Cash and cash equivalents                                                             $ 67,299              $ 28,192
     Marketable securities                                                                   10,657                    --
     Accounts and notes receivable, net                                                       4,566                 5,005
     Prepaid expenses                                                                         3,677                 4,342
     Other current assets                                                                     4,148                 3,702
                                                                                           --------              --------
         Total current assets                                                                90,347                41,241
Property and equipment (net of accumulated depreciation of
    $146,207 and $7,111)                                                                    315,351               408,403
Notes receivable                                                                              1,875                    52
Cost in excess of net assets acquired, net                                                       --                72,318
Other assets                                                                                 16,585                16,544
                                                                                           --------              --------
         Total assets                                                                      $424,158              $538,558
                                                                                           --------              --------
                                                                                           --------              --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                                     $    220              $     --
     Accounts and contracts payable                                                           5,032                 6,574
     Accrued expenses                                                                        24,892                25,904
                                                                                           --------              --------
          Total current liabilities                                                          30,144                32,478
Long-term debt, net of current portion                                                      150,000               298,666
Deferred income taxes                                                                        24,948                53,993
Other liabilities                                                                            18,612                21,482
                                                                                           --------              --------
          Total liabilities                                                                 223,704               406,619
                                                                                           --------              --------

Preferred stock, $.01 par value; 1,000,000 shares authorized, 10 Series A and 99,990 Series B 13 1/2% senior redeemable convertible cumulative
    shares outstanding (liquidation value $55,000)                                               --                57,496

Stockholders' equity

Common stock, $.01 par value; at November 30, 1998,
    30,000,000 shares authorized and 10,079,671 shares issued; at May 31,
    1999, 20,000,000 shares authorized and 4,030,910 shares issued;                             101                    40
Additional paid-in capital and other                                                         43,496                74,960
Retained earnings (accumulated deficit)                                                     157,111                  (557)
Treasury stock, at cost; 14,560 shares                                                         (254)                   --
                                                                                           --------              --------
          Total stockholders' equity                                                        200,454                74,443
                                                                                           --------              --------
          Total liabilities and stockholders' equity                                       $424,158              $538,558
                                                                                           --------              --------
                                                                                           --------              --------

       The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                           SIX MONTHS        FEBRUARY 2, 1999      PREDECESSOR COMPANY        THREE MONTHS
                                             ENDED         (DATE OF ACQUISITION)    DECEMBER 1,1998 TO        ENDED MAY 31,
                                          MAY 31, 1998        TO MAY 31, 1999        FEBRUARY 1, 1999      1998          1999
                                          ------------     ---------------------   -------------------     ----          ----
Revenues
     Casino                                  $115,470               $80,405            $ 41,454           $61,030      $61,725
     Lodging                                   15,685                11,468               5,958             8,083        8,611
     Food and beverage                         21,752                15,572               8,108            11,058       11,823
     Other                                      3,380                 2,583               1,271             1,659        1,929
     Less: Casino promotional
           allowances                         (10,978)               (8,532)             (5,003)           (5,293)      (6,453)
                                             --------               -------            --------           -------      -------
          Total net revenues                  145,309               101,496              51,788            76,537       77,635
                                             --------               -------            --------           -------      -------

Costs and expenses
     Casino                                    55,655                38,516              21,146            28,505       29,527
     Lodging                                    6,600                 4,305               1,997             3,474        3,329
     Food and beverage                         14,359                 9,868               4,727             7,369        7,629
     Other operating                            1,422                 1,069                 592               704          790
     Selling, general and administrative       38,053                24,945              13,340            19,239       18,533
     Depreciation and amortization             10,364                 8,471               3,641             5,055        6,493
     Business development costs                    81                 2,019                 130                --        2,013
     Consent fee and merger costs                  --                    --              19,879                --           --
                                             --------               -------            --------           -------      -------
          Total costs and expenses            126,534                89,193              65,452            64,346       68,314
                                             --------               -------            --------           -------      -------
Operating income (loss)                        18,775                12,303             (13,664)           12,191        9,321
                                             --------               -------            --------           -------      -------

Other income (expense)
Interest income                                   904                    42                 338               455           35
Interest expense                               (8,913)               (9,187)             (3,016)           (4,449)      (6,940)
Other, net                                        (60)                   28                  77               (42)         (25)
                                             --------               -------            --------           -------      -------
          Total other income (expense)         (8,069)               (9,117)             (2,601)           (4,036)      (6,930)
                                             --------               -------            --------           -------      -------

Income (loss) before income taxes
  and extraordinary item                       10,706                 3,186             (16,265)            8,155        2,391
Income tax benefit (provision)                 (4,283)               (1,247)              3,904            (3,263)        (936)
                                             --------               -------            --------           -------      -------
Income (loss) before extraordinary
  item                                          6,423                 1,939             (12,361)            4,892        1,455
Loss on early retirement of debt,
  net of taxes                                     --                    --                (869)               --           --
                                             --------               -------            --------           -------      -------
Net income (loss)                            $  6,423               $ 1,939            $(13,230)          $ 4,892      $ 1,455
                                             --------               -------            --------           -------      -------
                                             --------               -------            --------           -------      -------

       The accompanying notes are an integral part of these statements.

                               HARVEYS CASINO RESORTS
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                                                                 SIX MONTHS           FEBRUARY 2, 1999        PREDECESSOR COMPANY
                                                                    ENDED           (DATE OF ACQUISITION)       DECEMBER 1,1998 TO
                                                                 MAY 31, 1998          TO MAY 31, 1999           FEBRUARY 1, 1999
                                                                 ------------       ---------------------     --------------------
Cash flows from operating activities
     Net income (loss)                                             $  6,423                $    1,939                  $(13,230)
     Adjustments to reconcile net income (loss)to
         net cash provided by operating activities
        Depreciation and amortization                                10,364                     8,232                     3,553
        Amortization of restricted stock grants                          --                       239                        88
        Loss on early retirement of debt, net of tax                     --                        --                       869
        Change in income taxes payable                               (2,687)                      690                    (3,904)
        Accrual of consent fee and merger costs                          --                        --                    19,823
        Other, net                                                   (4,085)                   (1,022)                   (2,348)
                                                                   --------                ----------                  --------
          Net cash provided by operating
              activities                                             10,015                    10,078                     4,851
                                                                   --------                ----------                  --------

Cash flows from investing activities
     Capital expenditures                                            (7,863)                   (9,329)                   (3,830)
     Proceeds from sale of marketable securities                         --                       657                    10,000
     Proceeds from disposition of assets                                 44                        --                        --
     Proceeds from notes receivable                                      --                     1,879                        --
     Other, net                                                          (7)                      422                      (296)
                                                                   --------                ----------                  --------
          Net cash provided by (used in) investing
              activities                                             (7,826)                   (6,371)                    5,874
                                                                   --------                ----------                  --------

Cash flows from financing activities
     Principal payments on long-term debt                              (523)                 (226,859)                     (220)
     Dividends paid                                                  (1,000)                       --                        --
     Debt issuance costs                                                 --                    (2,934)                       --
     Proceeds from long-term debt                                        --                   196,359                        --
     Consent fee and merger costs                                        --                   (19,823)                      (56)
     Exercise of options to purchase stock                            3,382                        --                        --
     Other, net                                                         (31)                       25                       (31)
                                                                   --------                ----------                  --------
          Net cash provided by (used in) financing
              activities                                              1,828                   (53,232)                     (307)
                                                                   --------                ----------                  --------

Increase (decrease) in cash and cash equivalents                      4,017                   (49,525)                   10,418
Cash and cash equivalents at beginning of period                     55,035                    77,717                    67,299
                                                                   --------                ----------                  --------
Cash and cash equivalents at end of period                         $ 59,052                $   28,192                  $ 77,717
                                                                   --------                ----------                  --------
                                                                   --------                ----------                  --------

       The accompanying notes are an integral part of these statements.

                            HARVEYS CASINO RESORTS
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the following footnotes, the words "Harveys," "we," "our" and "us" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries, unless the context requires otherwise.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION AND CONSOLIDATION - On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. Harveys Acquisition Corporation was formed at the direction of Colony Investors III, L.P., a Delaware limited partnership, solely for the purpose of acquiring Harveys. Prior to the merger, Harveys was a publicly held company. Following the merger, the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Consequently, Colony Investors III now owns approximately 96% of the common equity interests in Harveys. The remaining common equity interests are owned by Colony HCR Voteco LLC, a Delaware limited liability company and by certain members of Harveys' management. Colony HCR Voteco is an affiliate of Colony Investors III. Harveys was the surviving corporation in the merger and we are continuing our business operations as conducted prior to the merger. We currently own and operate Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada, Harveys Wagon Wheel Hotel/Casino in Central City, Colorado and Harveys Casino Hotel in Council Bluffs, Iowa.

   We accounted for the merger as a purchase. This required us to allocate the purchase price paid in the merger to the individual assets acquired and liabilities assumed based on their fair value at the time of the merger. As a result, our condensed consolidated financial statements for the periods after the merger are presented on a different basis of accounting from those for the periods before the merger and, therefore, are not directly comparable.

   Our condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. We eliminated all significant intercompany accounts and transactions.

   We prepared our condensed consolidated balance sheet as of November 30, 1998 from our audited financial statements as of that date. We prepared the accompanying condensed consolidated financial statements without audit, according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have condensed or omitted certain information and footnote disclosures that are normally included in financial statements that are prepared in accordance with generally accepted accounting principles.

   In our opinion, we have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial condition, results of operations and cash flows. You should not consider our results of operations for interim periods to be indicative of our results for a full fiscal year. You should read these financial statements in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended November 30, 1998.

   COST IN EXCESS OF NET ASSETS ACQUIRED - We have recorded the net assets acquired in the merger at our preliminary evaluation of their fair value at the time of the merger. We have not finalized our allocation of the purchase price to the assets acquired and liabilities assumed, however, our preliminary allocation follows (in thousands of dollars):

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
                                                                    --------
                                                                    --------

   We are amortizing the cost in excess of net assets acquired over a 40 year period. Accumulated amortization through May 31, 1999 amounted to approximately $608,000.

   LONG-LIVED ASSETS - We periodically review the carrying amount and related amortization periods of long-lived assets, including related intangible assets such as the cost in excess of net assets acquired. We conduct these reviews whenever current events or changes in circumstances indicate that an adjustment to the carrying value or estimated useful life may be necessary. Our reviews consist of our projection of the undiscounted amount of cash flow we expect over the remaining useful life of the long-lived asset or related intangible asset. If our review indicates that the asset is impaired, we write the carrying amount of the asset down to its estimated fair value.

2. EFFECTS OF THE MERGER FINANCING

   Harveys Acquisition Corporation financed the merger and paid related fees and expenses with the following:

          * Proceeds of $75 million from the issuance of its Class A Common Stock (voting) to Colony HCR Voteco and its Class B Common Stock (nonvoting) to Colony Investors III.
          * Proceeds of $55 million from the issuance of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock to Colony HCR Voteco and its 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock to Colony Investors III.
          * Borrowings of $172 million from a consortium of banks lead by Wells Fargo Bank, National Association.
          *  Harveys' available cash.

    After the merger, we granted approximately 3% of the outstanding shares of each class of our common stock to certain of our executive officers. Currently, Colony Investors III owns 97% of our nonvoting common stock, which represents approximately 96% of our common equity interest. Colony HCR Voteco, whose sole members, owners and managers are officers of the indirect general partner of Colony Investors III, owns 97% of our voting common stock. As a result, Colony HCR Voteco can govern all matters of Harveys that are subject to a vote of our shareholders, including the appointment of our directors and the amendment of our Articles of Incorporation and Bylaws. Additionally, Colony Investors III owns 99.99% of our outstanding preferred stock and Colony HCR Voteco owns the remaining .01%.

    At the time of the merger, the two directors of Harveys Acquisition Corporation became directors of Harveys. The chairman of the board, president and chief executive officer of Harveys before the merger was appointed as a director, president and chief executive officer of Harveys after the merger.

3.  PREFERRED STOCK

    Our Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2 % of the liquidation value. If we don't pay the dividends in cash when due, they will cumulate and compound at an annual rate of 13 1/2%. We must redeem all the outstanding preferred stock on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem our preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. Our Series A Preferred Stock and our Series B Preferred Stock are convertible into corresponding shares of our Class A Common Stock and Class B Common Stock. The conversion rate is
    28.7309164 shares of common stock per share of preferred stock and is subject to customary antidilution adjustments. The conversion of our preferred stock to common stock would require the approval of all applicable gaming authorities. At the time of conversion, we would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock.

    The documents governing our preferred stock contain covenants which limit our ability to make restricted payments or investments, limit consolidation, merger and the sale of assets, require us to provide certain financial reports and limit our business activities. For the periods ended May 31, 1999, we were in compliance with these covenants.

    The combined liquidation value of our Series A Preferred Stock and Series B Preferred Stock at May 31, 1999 was $55 million. Additionally, on that date, there were approximately $ 2.5 million of accrued and unpaid dividends on our preferred stock.

4.  LONG-TERM DEBT

    NOTE PAYABLE TO BANKS - Immediately following the merger, we borrowed an initial amount of $172 million under a new credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. We used the borrowings to repay the $172 million that Harveys Acquisition Corporation had borrowed to partially finance the merger.

    Our bank facility provides us a revolving loan facility, a swingline facility that allows us to borrow money on same-day notice and a letter of credit facility. We can borrow up to $5 million under the swingline facility and can have up to $5 million dollars committed under outstanding letters of credit. The maximum available to us under the bank facility, including amounts outstanding under the swingline facility and the letter of credit facility is $185 million. The permitted principal balance will be reduced quarterly, beginning August 31, 2000. Amounts outstanding under our bank facility will mature and be fully due and payable on February 2, 2004. At May 31, 1999 we had $141.5 million in outstanding borrowings and approximately $0.8 million in letter of credit exposure under the bank facility.

    We pay interest on our outstanding borrowings at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. We may, at our option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of our total funded debt to our earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At May 31, 1999 the applicable margin relative to the base rate was 1.0% and the applicable margin relative to the LIBOR was 2.25%.

    The amounts the banks lend us under our bank facility are secured by substantially all of our assets including a pledge of the capital stock of our subsidiaries.

    Our bank facility contains a number of covenants that restrict our ability to dispose of assets, incur additional indebtedness, prepay our 10 5/8% Senior Subordinated Notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change our business, engage in certain transactions with affiliates and engage in certain corporate activities. We are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. We are prohibited from paying cash dividends on our preferred stock unless our leverage ratio is less than or equal to 3 to
    1. Our leverage ratio is calculated by reference to our ratio of total indebtedness to EBITDA. For the periods ended May 31, 1999 we were in compliance with these covenants.

    Our bank facility replaced a credit agreement we had in place before the merger. Consequently, at the time of the merger, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. This expense is reflected in our income statement as an extraordinary item, net of tax. We are amortizing new loan fees and other financing costs over the term of the bank facility.

    SENIOR SUBORDINATED NOTES - Before the merger, we sought and received the consent of the holders of our 10 5/8% Senior Subordinated Notes, due June 1, 2006, to amend the indenture that governs these notes. The amendments included:

         * A one-time waiver of the applicability of the governing indenture to the merger, which included waivers of provisions that might have restricted the financing of the merger and related transactions.

         * A change in the definition in the indenture of "Consolidated Cash Flow" that allows us to add back certain costs related to the merger when calculating Consolidated Cash Flow.

    Immediately after the merger, the fair market value of our senior subordinated notes was 105% of the principal amount. Accordingly, when we applied purchase method accounting to the merger, we recorded a premium of $7.5 million relative to the senior subordinated notes. We are amortizing the premium as a reduction of interest expense over the remaining term of the notes.

5.  EMPLOYEE BENEFIT PLANS

    LONG-TERM INCENTIVE PLAN - At the time of the merger, we terminated our Long-Term Incentive Plan. We paid participants in the plan a one-time lump sum of approximately $3.1 million, in the aggregate.

    SUPPLEMENTAL RETIREMENT PLANS AND POSTRETIREMENT BENEFITS - At the time of the merger, we terminated the rights of certain executives to participate in a supplemental executive retirement plan. We agreed with each of the executives on the amount due under the plan. The aggregate amount agreed upon totaled approximately $2.6 million. We paid one-half of the amount due each executive in a lump sum. The remaining amounts due were deemed to be distributed to each executive and invested pursuant to certain deferred compensation agreements entered into between us and each of the executives.

    OUTSIDE DIRECTORS' RETIREMENT PLAN - At the time of the merger, members of Harveys' board of directors who were asked to resign were paid a lump sum payment of the compensation due under our Outside Directors' Retirement Plan. The aggregate of the lump sum payments was $750,000.

    Purchase method accounting for the merger required us to recognize a liability to the extent the projected benefit obligation of our pension plans exceeded our plan assets. We eliminated any previously existing unrecognized net gain or loss, unrecognized prior-service cost and unrecognized net obligation. Likewise, we recognized a liability for the accumulated postretirement benefit obligation in excess of the fair value of the assets of our postretirement medical benefit plans. As a result, we recorded an increase of approximately $7.2 million in the net liability attributable to our supplemental retirement plans and postretirement medical benefit plans.

6.  CONSENT FEE AND MERGER RELATED COSTS

    At the time of the merger, we recognized approximately $19.9 million of expense related to:

         * A consent fee paid to the consenting holders of our senior subordinated notes.

         * Compensation and pension benefits due to certain members of management and the board of directors due to the change of control resulting from the merger.

         * Financial advisory services and other costs related to the merger.

7.  BUSINESS DEVELOPMENT COSTS

    In the second quarter of fiscal 1999, we reviewed our business development plans as they related to Las Vegas, Nevada. We decided not to continue with our development plans in Las Vegas at this time and we expensed approximately $2.0 million of real estate options, legal and other costs that we previously deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, the words "Harveys," "company," "we," "our" and "us" refer to Harveys Casino Resorts, a Nevada corporation and its wholly-owned subsidiaries, unless the context requires otherwise.

Harveys is an established owner and operator of casino entertainment facilities. We have been engaged in the gaming industry for over 50 years. Our business activities following the merger are the same as those prior to the merger and consist of the ownership and operation of the following:

          * Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada

          * Harveys Wagon Wheel Hotel/Casino in Central City, Colorado

          * Harveys Casino Hotel in Council Bluffs, Iowa

RESULTS OF OPERATIONS

The table on the following page presents certain of our operating results. For comparative purposes, we have presented results for the first half of fiscal 1999 on a combined six-month basis by aggregating our results for the period December 1, 1998 through February 1, 1999 with our results for the period from the acquisition date, February 2, 1999 through May 31, 1999. Our results for periods after the merger are presented on a different basis of accounting from those for periods before the merger, due to purchase method accounting. However, we believe that comparisons of the financial results for the three-month and six-month periods can still provide a meaningful discussion of our financial performance. The items of comparability most affected by the merger are depreciation and amortization, interest expense and income taxes.

                           Selected Operating Results



                                                     Three Months Ended                        Six Months Ended
                                               May 31, 1998       May 31, 1999           May 31, 1998      May 31, 1999
                                               ------------       ------------           ------------      ------------
                                                                        (Dollars in thousands)
Results of Operations
Net Revenues
    Harveys Resort & Casino                        $31,777            $32,374              $ 59,451          $ 63,523
    Harveys Wagon Wheel Hotel/Casino                16,257             13,707                30,772            27,906
    Harveys Casino Hotel - Iowa                     28,503             31,554                55,086            61,855
                                                   -------            -------              --------          --------
                                                   $76,537            $77,635              $145,309          $153,284
                                                   -------            -------              --------          --------
                                                   -------            -------              --------          --------
Operating Income (Loss)
    Harveys Resort & Casino                        $ 5,411            $ 5,087              $  7,456          $  8,464
    Harveys Wagon Wheel Hotel/Casino                 4,188              2,520                 7,409             4,894
    Harveys Casino Hotel - Iowa                      5,602              6,792                10,157            13,267
    Corporate                                       (3,010)            (3,065)               (6,166)           (5,958)
    Business Development                                 -             (2,013)                  (81)           (2,149)
    Consent Fee and Merger Costs                         -                  -                     -           (19,879)
                                                   -------            -------              --------          --------
                                                   $12,191            $ 9,321              $ 18,775          $ (1,361)
                                                   -------            -------              --------          --------
                                                   -------            -------              --------          --------
EBITDA (1)
    Harveys Resort & Casino                        $ 7,699            $ 7,510              $ 12,254          $ 13,213
    Harveys Wagon Wheel Hotel/Casino                 5,096              3,506                 9,223             6,829
    Harveys Casino Hotel - Iowa                      7,345              8,991                13,639            17,409
    Corporate                                       (2,894)            (2,180)               (5,896)           (4,672)
                                                   -------            -------              --------          --------
                                                   $17,246            $17,827              $ 29,220          $ 32,779
                                                   -------            -------              --------          --------
                                                   -------            -------              --------          --------
Income (Loss) before Income Taxes
   and Extraordinary Items
    Harveys Resort & Casino                        $ 5,401            $ 5,087              $  7,419          $  8,464
    Harveys Wagon Wheel Hotel/Casino                 4,188              2,520                 7,409             4,894
    Harveys Casino Hotel - Iowa                      5,591              6,810                10,155            13,309
    Corporate                                       (3,030)            (3,108)               (6,188)           (5,894)
    Business Development                                 -             (2,013)                  (81)           (2,149)
    Consent Fee and Merger Costs                         -                  -                     -           (19,879)
    Interest Expense, net (2)                       (3,995)            (6,905)               (8,008)          (11,823)
                                                   -------            -------              --------          --------
                                                   $ 8,155            $ 2,391              $ 10,706          $(13,079)
                                                   -------            -------              --------          --------
                                                   -------            -------              --------          --------

Notes to the operating results

(1) EBITDA (operating income plus depreciation and amortization and excluding non-recurring items) should not be construed as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We have presented EBITDA solely as supplemental disclosure because we believe that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

(2) Net of interest income and capitalized interest.

SUMMARY - Meaningful comparisons of our overall financial results for the second quarter and first half of fiscal 1999 and 1998 can be difficult because of the inclusion of business development write offs, the consent fee and merger-related costs and the extraordinary loss on the early retirement of debt. The following summary discussion of our consolidated financial results excludes the effects of those charges from all periods.

Our consolidated net revenues for the second quarter of fiscal 1999 amounted to $77.6 million, an increase of $1.1 million, or 1.4%, over our net revenues for the second quarter of fiscal 1998. Strong improvement in net revenues from our Council Bluffs property mitigated our declining net revenues from the increasingly competitive Central City/Black Hawk, Colorado market. Operating income, adjusted to exclude our business development write-offs, amounted to $11.3 million for the second quarter of fiscal 1999. This was an $857,000, or 7.0%, decline from the prior year period. Our current year period includes an increase of approximately $1.4 million in depreciation and amortization charges, primarily the result of purchase method accounting applied to the merger. Our income before income taxes and an extraordinary item was $4.4 million for the second quarter of fiscal 1999, compared to approximately $8.2 million for our second quarter of fiscal 1998. Our 1999 results include the effects of the $1.4 million increase in depreciation and amortization and an increase of $2.9 million in our net interest expense as a result of the merger financing.

Our consolidated net revenues for the first half of fiscal 1999 were $153.3 million, an $8.0 million, or 5.5%, improvement over the prior year period. Substantial growth in net revenues from our Lake Tahoe property in the first quarter of fiscal 1999, along with moderate second quarter growth and the continuing strong revenues from our Council Bluffs operations more than offset declines from our Central City property. Our operating income, excluding our business development write-offs, the consent fee and merger-related costs, was $20.7 million for the first six months of fiscal 1999. This was an improvement of $1.8 million, or 9.6%, over the comparable period of the prior year and was achieved despite a $1.7 million increase in depreciation and amortization charges. For the comparable six month periods, our income before income taxes and an extraordinary item declined $1.8 million, or 17.0%, and amounted to $8.9 million. Our results for the first half of fiscal 1999 include the effects of the $1.7 million increase in depreciation and amortization and an increase of $3.8 million in our net interest expense.

LAKE TAHOE, NEVADA - Our Lake Tahoe property produced net revenues for the quarter of $32.4 million, an increase of $597,000, or 1.9%, over our net revenues for the second quarter of fiscal 1998. All operating areas showed revenue improvements as a result of increased wagering volume and hotel occupancy improvements. However, our operating profit of $5.1 million declined by $324,000, or 6%, primarily as a result of additional promotional costs from response to our direct mail offers and slot promotions.

Our net revenues from Lake Tahoe for the six months ended May 31, 1999 amounted to $63.5 million, an increase of $4.1 million, or 6.8%, over our net revenues recorded for the same period of fiscal 1998. All operating areas experienced revenue improvements as a result of strong first quarter wagering volume and hotel occupancy. Our Lake Tahoe operating profit of $8.5 million for the first half of fiscal 1999 improved by $1.0 million, or 13.5%, as a result of our improved first quarter.

CENTRAL CITY, COLORADO - Net revenues from our Central City property amounted to $13.7 million for the quarter, a decrease of $2.5 million, or 15.7%, from our net revenues recorded in the second quarter of fiscal 1998. The decrease was primarily in casino revenues resulting from additional competition in nearby Black Hawk, Colorado. Our operating profit of $2.5 million declined by $1.7 million, or 39.8%, primarily as a result of the decline in our casino revenues and profits.

Our net revenues from Central City for the six months ended May 31, 1999 amounted to $27.9 million, a decrease of $2.9 million, or 9.3%, from our net revenues recorded in the same period of fiscal 1998. Approximately $2.7 million of the revenue decline was in our casino revenues and is principally the result of the opening of new competition in Black Hawk in late December 1998. Construction of another new casino has commenced in Black Hawk with expected completion in late 1999. Our Central City operating profit of $4.9 million declined $2.5 million, or 33.9%, as a result of the decline in our casino revenues and profits.

COUNCIL BLUFFS, IOWA - Our Council Bluffs property provided net revenues for the quarter of $31.6 million, an increase of $3.1 million, or 10.7%, over our net revenues recorded in the second quarter of fiscal 1998. All operating areas showed revenue improvements as a result of increased wagering volume, hotel occupancy and food covers. Our Council Bluffs operating profit of $6.8 million increased by $1.2 million, or 21.2%, as a result of strong casino revenues and profits. Our improved second quarter results were achieved despite the recognition of a loss of approximately $218,000 on the disposition of gaming equipment sold in May, 1999.

Our net revenues from Council Bluffs for the six months ended May 31, 1999 amounted to $61.9 million, an increase of $6.8 million , or 12.3%, over our net revenues recorded in the same period of fiscal 1998. All operating areas experienced revenue improvements as a result of increased wagering volume, hotel occupancy and food covers. Our Council Bluffs operating profit of $13.3 million improved by $3.1 million, or 30.6%, driven primarily by casino revenues and profits.

We are currently constructing a new parking facility at our Council Bluffs property that will offer 1,630 parking spaces and feature climate-controlled access to the adjacent casino. We expect to complete construction prior to the end of this fiscal year.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - Our results for the second quarter and first half of fiscal 1999 were affected by several other factors, including: the write-off of certain business development costs, increases in depreciation and amortization, decreases in corporate expenses, increases in interest expense, the expense of a consent fee and merger-related costs, an extraordinary loss on the early retirement of debt, and changes in our effective tax rate.

During the second quarter of fiscal 1999, we decided not to pursue our current business development plans in Las Vegas, Nevada and wrote off approximately $2.0 million of costs we had previously deferred. This write-off and other minor business development charges amounted to approximately $2.1 million in the first six months of fiscal 1999. We had no comparable charges in the second quarter of the previous year and only $81,000 of such charges in the first half of fiscal 1998.

Depreciation and amortization expense amounted to approximately $6.5 million in the second quarter of fiscal 1999 compared to approximately $5.1 million in the second quarter of the prior year. This increase included approximately $444,000 of amortization of the cost in excess of net assets acquired in the merger. For the first half of fiscal 1999, our depreciation and amortization expense increased approximately $1.7 million to $12.1 million. Approximately $608,000 of this increase was attributable to the write-off of the cost in excess of net assets acquired. The balance of the increase for the second quarter and first half of fiscal 1999 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger and the amortization of the fair value of our common stock granted to certain members of management.

We have recognized some second quarter savings in corporate expense, comparing fiscal 1999 to fiscal 1998. For the second quarter of fiscal 1999, corporate expense, excluding depreciation and amortization, amounted to approximately $2.2 million compared to approximately $2.9 million for the same period last year. The savings were principally the result of the elimination of our long-term incentive plan, the elimination of compensation paid to non-employee members of our board of directors and the reduction in the amount of expense we recognize in relation to our pension and postretirement benefit plans. These eliminations and reductions were a result of the merger. Our corporate expense for the first two quarters of fiscal 1999 amounted to approximately $4.7 million, excluding depreciation and amortization, compared to approximately $5.9 million for the fiscal 1998 period. The savings for the six month period were also primarily the result of the eliminations and reductions as a product of the merger.

As a result of the merger financing, our debt and fixed charge obligations increased. In February 1999, we borrowed $172 million under our bank facility. We used that initial borrowing to repay the $172 million that Harveys Acquisition Corporation had borrowed to partially finance the merger. Subsequently, we used our available short-term cash equivalent investments to repay a portion of our borrowings. Consequently, we have experienced a decrease in our interest income and an increase in our interest expense. For the second quarter of fiscal 1999, our interest expense, net of capitalized interest of approximately $86,000 and interest income, amounted to $6.9 million compared to $4.0 million for the second quarter of fiscal 1998. For the first half of fiscal 1999, our net interest expense was approximately $11.8 million versus approximately $8.0 million for the first half of the prior year.

In connection with our entering into the bank facility, our existing credit agreement was retired. Upon retirement, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. That expense of approximately $869,000, net of tax, was included as an extraordinary item in our results for the first six months of fiscal 1999.

Our results for the first six months were also diminished by the effects of the consent fee and merger-related costs of approximately $19.9 million incurred at the time of the merger.

We believe some portion of the merger-related expenses are not tax deductible. This reduced the effective tax rate applied to our loss for the period prior to the merger (December 1, 1998 through February 1, 1999) to approximately 24%. The reduced tax rate, compared to our more typical effective rate of approximately 39%, had the effect of reducing the tax benefit we expect from the pre-merger period loss by approximately $2.4 million. We anticipate an effective tax rate of approximately 39.1% for the post-merger period of fiscal 1999. For the three months and six months ended May 31, 1998, we experienced an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of this fiscal year, cash flow from operations amounted to approximately $14.9 million. Additionally, we received approximately $10.7 million from the sale of marketable securities and we collected approximately $1.8 million in full payment of notes due to us from a related party trust. At the time of the merger, we borrowed $172 million under our bank facility. We used these sources of cash and our existing cash to:

     * Repay the $172 million Harveys Acquisition Corporation borrowed to partially finance the merger.

     * Pay approximately $19.9 million of consent fee and merger-related costs.

     * Pay approximately $2.9 million of debt issuance costs relative to the bank facility.

     * Pay approximately $13.2 million for capital improvements and replacements, including approximately $3.9 million paid on the construction of our parking garage in Council Bluffs, Iowa.

     * Reduce, by approximately $30.5 million, our outstanding indebtedness under the bank facility.

The above sources and uses of cash reduced our cash and cash equivalents by $39.1 million, from $67.3 million at November 30, 1998 to $28.2 million at May 31, 1999. Additionally, our outstanding debt increased from $150 million at fiscal year-end to $291.5 million at May 31, 1999, excluding the unamortized premium on our senior subordinated notes. Our debt at May 31, 1999 consisted of $150 million of senior subordinated notes and $141.5 million outstanding under the bank facility.

In addition to our debt, we were obligated at May 31, 1999 for an aggregate of approximately $57.5 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and accrued and unpaid dividends thereon.

At May 31, 1999, we had approximately $42.7 million available under the bank facility, net of an outstanding letter of credit and subject to compliance with certain financial covenants. We believe that our borrowing capacity under the bank facility and cash flows from operations will be sufficient to meet our cash requirements at existing operations for the next twelve months, at least, including capital improvements and debt service requirements. We also believe that our cash needs beyond the next twelve months will consist of debt service requirements and ordinary capital improvements and replacements at our existing properties, which we expect to meet with our then-existing cash, cash flows from operations and our borrowing capacity under the bank facility. We do not currently anticipate incurring balloon or other extraordinary payments on long-term obligations or any other extraordinary cash demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on our preferred stock prior to 2004 because of, among other reasons, restrictions in our various debt agreements on the payment of cash dividends.

YEAR 2000 UPDATE

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

We established a task force to coordinate our response to the Year 2000 Problem. This task force includes our Chief Executive Officer, Chief Financial Officer, and Director of Information Services as well as support staff. Our Year 2000 corrective action plan includes the following phases:

Phase 1. Compilation of an inventory of systems and equipment that may cause a Year 2000 Problem ("Critical Systems and Equipment").

Phase 2. Identification and prioritization of the Critical Systems and Equipment from the inventory compiled and inquiries of third parties with whom we do significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness.

Phase 3. Analysis of the identified Critical Systems and Equipment to determine which systems and equipment are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.
Phase 4. Repair or replacement and testing of non-compliant Critical Systems and Equipment and the testing of Critical Systems and Equipment for which representation as to Year 2000 compliance has not been received or for which representation has been received but has not been confirmed.

We are nearly complete in the implementation of our corrective action plan. We have completed Phases 1 through 3 and have substantially completed Phase
4. We completed nearly all required modifications, upgrades and replacements of mission-critical technological systems by the end of the second quarter of our fiscal year. One environmental system is scheduled to be replaced by the end of our third quarter. We continue to use internal resources to evaluate our effectiveness in achieving our corrective action plan objectives. Additional testing and revisions of systems, if necessary, will be completed before 2000.

Steps included in our corrective action plan as it relates to our business associates, including material vendors, suppliers, financial institutions and utility and communications providers, was generally limited to inquiries of such business associates. Based on the responses we have received to our inquiries, we are not aware of any Year 2000 Problem impact on a material business associate that would have a material adverse affect on our business operations. However, we can make no assurances that all of our material business associates will be Year 2000 compliant in a timely manner.

We rely on technological systems in many areas of our business operations including casino operations, retail outlets, hotel operations, accounting and finance, facilities and environmental, communications and administration. While we have not developed a comprehensive contingency plan, we do have manual procedures that we have used in the past when a technological system has been temporarily unavailable. We will continue to assess the need for a comprehensive contingency plan.

We believe that our corrective action plan, including the timelines, is and has been adequate and realistic. Nevertheless, if one or more of our technological systems has been overlooked or if the implementation of our corrective action plan fails to achieve Year 2000 compliance for one or more of our technological systems, there could be a material adverse impact on our business operations or financial performance. Additionally, if a material business associate fails to provide necessary products or services due to Year 2000 Problem business disruptions, there could be a material adverse impact on our business operations or financial performance. With respect to our technological systems, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the necessity for us to perform manually those procedures customarily performed by a non-compliant technological system. This could result in a slowdown of our normal business operations and would likely be more costly. We would have to continue performing the manual procedures until we could make the technological system Year 2000 compliant or until we could find and install a suitable alternative system. With respect to a material business associate, the most reasonable likely worst case scenario if a Year 2000 Problem occurred would be the failure to deliver essential utilities, which could result in the inability of one or more of our hotel/casinos to operate and require us to close the affected property or properties until such utilities could be restored.

We estimate that our cost to achieve Year 2000 compliance, including those costs that we capitalize, will be approximately $4.4 million and will be expended through 2000. We incurred costs of approximately $1.0 million in fiscal year 1998, including approximately $0.7 million that we capitalized. We expended approximately $2.9 million in the first half of fiscal 1999 of which we capitalized approximately $2.5 million. We believe that our expenditures in fiscal 2000 will not be material. Our estimates are based on our evaluation and experience to date and are subject to modification as we conclude implementation of our corrective action plan. We can make no assurances that our estimated costs are adequate or achievable or that our actual costs will not materially differ from our estimate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We had no variable rate debt at November 30, 1998, however, as a result of the financing of the merger in part through the bank facility, we now have variable rate debt. The amount outstanding under the bank facility at May 31, 1999 was $141.5 million, subject to a weighted-average interest rate of 7.22%. Assuming an identical outstanding balance for the remainder of the fiscal year, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the remainder of the year by approximately $708,000.

Additionally, the fair value of our fixed rate long-term debt, consisting of the $150 million of senior subordinated notes and the $7.2 million unamortized premium on the senior subordinated notes at May 31, 1999, and the fair value of our fixed rate preferred stock issued as part of the merger financing, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at May 31, 1999 would have decreased the fair value of our fixed rate long-term debt by approximately $14.1 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the our outstanding long-term debt at May 31, 1999 by approximately $17.2 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $3.8 million at May 31, 1999. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the preferred stock by approximately $4.4 million.

We did not enter into any derivative financial contracts in fiscal 1998 or the first half of fiscal 1999. We may use derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as 'believes,' 'anticipates,' or 'expects' used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution you that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward- looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5. OTHER INFORMATION
           Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  See attached Exhibit Index

           (b)    Reports on Form 8-K

                  On March 18, 1999, we filed a Current Report on Form 8-K, under Item 4, Changes in Registrant's Certifying Accountant. On March 12, 1999 Deloitte & Touche LLP was dismissed as our certifying accountant and Ernst & Young LLP was selected as the principal accountant to audit our financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HARVEYS CASINO RESORTS
                             ----------------------
                             Registrant



Date: July 14, 1999                /s/ John J. McLaughlin
                                   -----------------------------------
                                   John J. McLaughlin,
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Principal Financial
                                   Officer)

                                                     EXHIBIT INDEX

Exhibit
Number                                  Description


3.1 Amendments to Articles of Incorporation of Harveys Casino Resorts as Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino Resorts). (4) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition Corporations's Registration Statement on Form 10 (File No. 0-25093), filed November 20,1998).

3.2 Certificate of Designation of the 13-1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13-1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts. (4)

3.3  Eighth Amended and Restated Bylaws of the Registrant. (5)

4.1  Form of Stock Certificate of the Registrant. (5)

4.2 Indenture, dated as of May 15, 1996 ( the "Original Indenture"), by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. ( the 'Guarantors') and IBJ Schroder Bank & Trust Company as Trustee ( including form of Note). (1)

4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture. (2)

4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture. (3)

4.5 Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L.
     V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture. (5)

4.6 Fourth Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L.
     V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture. (5)


10.1 Employment Agreement made and entered into June 14, 1999 between Harveys Casino Resorts and William Stephens. (6)

10.2 Stock Option and Restricted Stock Agreement dated as of May 7, 1999 by and between Harveys Casino Resorts and William Stephens. (6)

10.3 Deferred Compensation Agreement dated as of May 7, 1999 by and between Harveys Casino Resorts and William Stephens. (6)

27   Financial Data Schedule. (6)
     -----------------------------------------------

(1)  Incorporated herein by reference to Registration Statement No. 333-3576.

(2) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996.

(3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997.

(4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 16, 1999.

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998.

(6)  Filed herewith.