Form 10-Q
period 1999-08-31
HARVEYS CASINO RESORTS
filed 1999-10-15
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended AUGUST 31,1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________

                         Commission file number 1-12802

                             HARVEYS CASINO RESORTS
             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                                         88-0066882
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

Highway 50 & Stateline Avenue
      P.O. Box 128
    LAKE TAHOE, NEVADA                                  89449
  (Address of principal                              (Zip Code)
    executive offices)

       Registrant's telephone number, including area code: (775) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 39,790 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 3,979,000, each as of October 12, 1999.


                             HARVEYS CASINO RESORTS
                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                          PART I. FINANCIAL INFORMATION                                                       --------
ITEM 1. FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                  August 31, 1999 and November 30, 1998                                                           3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended August 31, 1999 and 1998, the Period of December
                  1, 1998 through February 1, 1999, the Period of February 2,
                  1999 (the date of acquisition) through August 31,1999 and the
                  Nine Months Ended August 31, 1998                                                               4

                  Condensed Consolidated Statements of Cash Flows for the Period
                  of December 1, 1998 through February 1, 1999, the Period of
                  February 2, 1999 (the date of acquisition) through August 31,
                  1999 and the Nine Months  Ended August 31, 1998                                                 5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                              22

                          PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                                                      24

 ITEM 2.  CHANGES IN SECURITIES                                                                                  24

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                        24

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    24

 ITEM 5.  OTHER INFORMATION                                                                                      24

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                       24

SIGNATURES                                                                                                       25

                                       2


                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                   August 31,         November 30,
                                                                                      1999                1998
                                   ASSETS                                         -------------       ------------
Current assets
     Cash and cash equivalents                                                    $      26,139       $     67,299
     Marketable securities                                                                    -             10,657
     Accounts and notes receivable, net                                                   5,468              4,566
     Prepaid expenses                                                                     3,200              3,677
     Other current assets                                                                 3,677              4,148
                                                                                  -------------        -----------
         Total current assets                                                            38,484             90,347
Property and equipment (net of accumulated depreciation of
       $12,662 and $146,207)                                                            407,489             315,351
Notes receivable                                                                             51              1,875
Cost in excess of net assets acquired, net                                               73,362                  -
Other assets                                                                             18,488             16,585
                                                                                  -------------        -----------
         Total assets                                                             $     537,874        $   424,158
                                                                                  -------------        -----------
                                                                                  -------------        -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                            $           -        $       220
     Accounts and contracts payable                                                       6,817              5,032
     Accrued expenses                                                                    29,443             24,892
                                                                                  -------------        -----------
          Total current liabilities                                                      36,260             30,144

Long-term debt, net of current portion                                                  286,646            150,000
Deferred income taxes                                                                    53,993             24,948
Other liabilities                                                                        21,818             18,612
                                                                                  -------------        -----------
          Total liabilities                                                             398,717            223,704
                                                                                  -------------        -----------

Preferred stock, $.01 par value; 1,000,000 shares authorized, 10 Series A and 99,990 Series B 13 1/2% senior redeemable convertible cumulative shares outstanding (liquidation value $55,000)

                                                                                         59,436                  -

Stockholders' equity

Common stock, $.01 par value; at August 31,1999, 20,000,000 shares authorized and 4,040,000 shares issued; at November 30, 1998,
      30,000,000 shares authorized and 10,079,671 shares issued;                             40                101
Additional paid-in capital and other                                                     74,960             43,496
Retained earnings                                                                         4,721            157,111
Treasury stock, at cost; 14,560 shares                                                        -              (254)
                                                                                  -------------        -----------
          Total stockholders' equity                                                     79,721            200,454
                                                                                  -------------        -----------
          Total liabilities and stockholders' equity                              $     537,874        $   424,158
                                                                                  -------------        -----------
                                                                                  -------------        -----------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                              Three Months
                                             ENDED AUGUST 31,      Predecessor Company        February 2, 1999       Nine Months
                                         -----------------------    December 1,1998 to     (date of acquisition)        Ended
                                          1999              1998     FEBRUARY 1, 1999       TO AUGUST 31, 1999    AUGUST  31, 1998
                                         -----              ----   -------------------     ---------------------  ----------------
Revenues

     Casino                               $ 68,301       $ 68,030             $    41,454             $  148,705         $  183,501
     Lodging                                10,817         10,447                   5,958                 22,284             26,157
     Food and beverage                      14,130         13,726                   8,108                 29,703             35,479
     Other                                   2,228          2,203                   1,271                  4,813              5,583
     Less: Casino promotional allowances    (7,106)        (6,783)                 (5,003)               (15,638)           (17,763)
                                          --------      ---------             -----------             ----------         ----------
          Total net revenues                88,370         87,623                  51,788                189,867            232,957
                                          --------      ---------             -----------             ----------         ----------

Costs and expenses

     Casino                                 30,679         30,653                  21,146                 69,194             86,310
     Lodging                                 3,480          3,673                   1,997                  7,785             10,299
     Food and beverage                       8,117          8,305                   4,727                 17,988             22,664
     Other operating                           865            808                     592                  1,935              2,230
     Selling, general and administrative    20,368         20,621                  13,428                 45,551             58,670
     Depreciation and amortization           6,243          5,276                   3,553                 14,476             15,641
     Business development costs                 33             15                     130                  2,052                 96
     Consent fee and merger costs                -          1,103                  19,879                      -              1,103
                                          --------      ---------             -----------             ----------         ----------
          Total costs and expenses          69,785         70,454                  65,452                158,981            197,013
                                          --------      ---------             -----------             ----------         ----------
Operating income (loss)                     18,585         17,169                 (13,664)                30,886             35,944
                                          --------      ---------             -----------             ----------         ----------

Other income (expense)

Interest income                                 28            591                     338                     73              1,495
Interest expense                            (6,703)        (4,477)                 (3,016)               (15,891)           (13,390)
Other, net                                     (51)           (63)                     77                    (23)              (123)
                                          --------      ---------             -----------             ----------         ----------
          Total other income (expense)      (6,726)        (3,949)                 (2,601)               (15,841)           (12,018)
                                          --------      ---------             -----------             ----------         ----------

Income (loss) before income taxes and
    extraordinary item                      11,859         13,220                 (16,265)                15,045             23,926
Income tax benefit (provision)              (4,641)        (5,288)                  3,904                 (5,888)            (9,571)
                                          --------      ---------             -----------             ----------         ----------
Income (loss) before extraordinary item      7,218          7,932                 (12,361)                 9,157             14,355
Loss on early retirement of debt, net of
  taxes of $275                                 -               -                    (869)                     -                  -
                                          --------      ---------             -----------             ----------         ----------
Net income (loss)                         $  7,218       $  7,932             $   (13,230)            $    9,157         $   14,355
                                          ========      =========             ===========             ==========         ==========

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Predecessor Company        February 2, 1999         Nine Months
                                                              December 1,1998 to     (date of acquisition)          Ended
                                                               FEBRUARY 1, 1999        TO AUGUST 31, 1999      AUGUST 31, 1998
                                                             -------------------     ---------------------    ----------------
Cash flows from operating activities
     Net income (loss)                                               $ (13,230)            $   9,157             $  14,355
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
        Depreciation and amortization                                    3,553                14,476                15,641
        Amortization of restricted stock grants                             88                   343                   135
        Loss on early retirement of debt, net of tax                       869                     -                     -
        Change in income taxes payable                                  (3,904)                5,295                  (184)
        Accrual of consent fee and merger costs                         19,823                     -                     -
        Other, net                                                      (2,348)               (1,378)                5,111
                                                                   -----------             ---------             ---------
          Net cash provided by operating
              activities                                                 4,851                27,893                35,058
                                                                   -----------             ---------             ---------

Cash flows from investing activities
     Capital expenditures                                               (3,830)              (19,068)              (13,878)
     Net change in construction payables                                  (262)                1,913                   838
     Proceeds from sale of marketable securities                        10,000                   657                     -
     Proceeds from notes receivable                                          -                 1,879                     -
     Other, net                                                            (34)                  192                    98
                                                                   -----------             ---------             ---------
          Net cash provided by (used in) investing
              activities                                                 5,874               (14,427)              (12,942)
                                                                   -----------             ---------             ---------


Cash flows from financing activities
     Proceeds from long-term debt                                            -               217,342                     -
     Principal payments on long-term debt                                 (220)             (259,606)                 (633)
     Dividends paid                                                          -                     -                (1,503)
     Debt issuance costs                                                     -                (2,957)                 (108)
     Consent fee and merger costs                                          (56)              (19,823)                    -
     Exercise of options to purchase stock                                   -                     -                 3,382
     Other, net                                                            (31)                    -                   (44)
                                                                   -----------             ---------             ---------
          Net cash provided by (used in) financing
              activities                                                  (307)              (65,044)                1,094

Increase (decrease) in cash and cash equivalents                        10,418               (51,578)               23,210
Cash and cash equivalents at beginning of period                        67,299                77,717                55,035
                                                                   -----------             ---------             ---------
Cash and cash equivalents at end of period                           $  77,717             $  26,139             $  78,245
                                                                   -----------             ---------             ---------
                                                                   -----------             ---------             ---------

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

   Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income (loss).

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

   COST IN EXCESS OF NET ASSETS ACQUIRED - We have recorded the net assets acquired in the merger at our preliminary evaluation of their fair value at the time of the merger. We have not finalized our allocation of the purchase price to the assets acquired and liabilities assumed, however, our preliminary allocation follows (in thousands of dollars):

Merger consideration paid for outstanding common stock                  $289,252
Merger consideration paid for stock options                                9,998
Direct costs of the merger                                                 6,647
                                                                       ---------
Allocated purchase cost                                                  305,897
                                                                       ---------
Fair value of:
     Assets acquired                                                     511,449
     Liabilities assumed                                                 279,978
                                                                       ---------
     Net assets acquired                                                 231,471
                                                                       ---------
Cost in excess of net assets acquired                                  $  74,426
                                                                       =========

   We are amortizing the cost in excess of net assets acquired over a 40 year period. Accumulated amortization through August 31, 1999 amounted to approximately $1.1 million.

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

          * Borrowings of $172 million from a consortium of banks led by Wells Fargo Bank, National Association.

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

    The documents governing our preferred stock contain covenants which limit our ability to make restricted payments or investments, limit consolidation, merger and the sale of assets, require us to provide certain financial reports and limit our business activities. For the periods ended August 31, 1999, we were in compliance with these covenants.

    The combined liquidation value of our Series A Preferred Stock and Series B Preferred Stock at August 31, 1999 was $55 million. Additionally, on that date, there were approximately $4.4 million of accrued and unpaid dividends on our preferred stock.

4.  LONG-TERM DEBT

    NOTE PAYABLE TO BANKS -Immediately following the merger, we borrowed an initial amount of $172 million under a new credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. We used the borrowings to repay the $172 million that Harveys Acquisition Corporation had borrowed to partially finance the merger.

    Our bank facility provides us a revolving loan facility, a swingline facility that allows us to borrow money on same-day notice and a letter of credit facility. We can borrow up to $5 million under the swingline facility and can have up to $5 million committed under outstanding letters of credit. The maximum available to us under the bank facility, including amounts outstanding under the swingline facility and the letter of credit facility is $185 million. The permitted principal balance will be reduced quarterly, beginning August 31, 2000. Amounts outstanding under our bank facility will mature and be fully due and payable on February 2, 2004. At August 31, 1999 we had $129.7 million in outstanding borrowings and approximately $0.8 million in letter of credit exposure under the bank facility. We pay interest on our outstanding borrowings at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. We may, at our option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of our total funded debt to our earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At August 31, 1999 the applicable margin relative to the base rate was 1.0% and the applicable margin relative to the LIBOR was 2.25%.

    The amounts the banks lend us under our bank facility are secured by substantially all of our assets including a pledge of the capital stock of our subsidiaries.

    Our bank facility contains a number of covenants that restrict our ability to dispose of assets, incur additional indebtedness, prepay our 10 5/8% Senior Subordinated Notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change our business, engage in certain transactions with affiliates and engage in certain corporate activities. We are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. We are prohibited from paying cash dividends on our preferred stock unless our leverage ratio is less than or equal to 3 to 1. Our leverage ratio is calculated by reference to our ratio of total indebtedness to EBITDA. For the periods ended August 31, 1999 we were in compliance with these covenants.

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

8.  RECENT DEVELOPMENT

    On August 31, 1999, HBR Realty Company, Inc., a Nevada corporation and our wholly-owned subsidiary, entered into an agreement to purchase the greyhound racetrack and land-based casino in Council Bluffs, Iowa from Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation. On October 6, 1999, we completed the purchase. HBR Realty Company paid Iowa West Racing Association approximately $115 million for the property known as Bluffs Run Casino. We may pay additional consideration up to $50 million pending the results of a required referendum on the continuation of gaming at pari-mutuel racetracks to be decided in 2002 by the voters of Pottawattamie County, Iowa. We will account for the transaction using purchase method accounting. Immediately after closing of the transaction, HBR Realty Company leased the Bluffs Run Casino facilities back to Iowa West Racing Association for an initial term of 25 years. Additionally, Harveys BR Management Company, Inc., a Nevada corporation and our wholly-owned subsidiary, assumed management of Bluffs Run Casino. Iowa West Racing Association will continue to hold the pari-mutuel and gaming licenses. Through our wholly-owned subsidiaries, we will receive management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

    We financed the acquisition of Bluffs Run Casino by increasing the maximum available balance under our bank facility by an additional $150 million. Of the $165 million purchase price, $50 million will be held back pending the results of the referendum. We entered into a letter of credit agreement to support $45 million of the $50 million holdback. The letter of credit exposure reduces the amount available to us under the bank facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, the words "Harveys," "company," "we," "our" and "us" refer to Harveys Casino Resorts, a Nevada corporation and its wholly-owned subsidiaries, unless the context requires otherwise.

Harveys is an established owner and operator of casino entertainment facilities. We have been engaged in the gaming industry for over 50 years. Our business activities consist of the ownership and operation of the following:

          *Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada *Harveys Wagon Wheel Hotel/Casino in Central City, Colorado *Harveys Casino Hotel in Council Bluffs, Iowa

RESULTS OF OPERATIONS

The table on the following page presents certain of our operating results. For comparative purposes, we have presented results for the first nine months of fiscal 1999 on a combined nine-month basis by aggregating our results for the period December 1, 1998 through February 1, 1999 with our results for the period from the acquisition date, February 2, 1999, through August 31, 1999. Our results for periods after the merger are presented on a different basis of accounting from those for periods before the merger, due to purchase method accounting. However, we believe that comparisons of the financial results for the three-month and nine-month periods can still provide a meaningful discussion of our financial performance. The items of comparability most affected by the merger are depreciation and amortization, the one time consent fee and transaction costs incurred in connection with the merger, interest expense and income taxes.

                           Selected Operating Results

                                                  THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                  ------------------                                ------------------
                                            AUGUST  31, 1999     AUGUST  31, 1998     AUGUST  31, 1999        AUGUST  31, 1998
                                            ----------------     ----------------     ----------------        ----------------

Results of Operations                                               (Dollars in thousands)
Net Revenues

    Harveys Resort & Casino                      $  42,441            $  42,287         $  105,964          $  101,739
    Harveys Wagon Wheel Hotel/Casino                14,875               16,263             42,782              47,035
    Harveys Casino Hotel - Iowa                     31,054               29,073             92,910              84,183
                                                 ---------            ----------        ----------          ----------
                                                 $  88,370            $  87,623         $  241,656          $  232,957
                                                 ---------            ----------        ----------          ----------
                                                 ---------            ----------        ----------          ----------
Operating Income (Loss)

    Harveys Resort & Casino                      $  12,481            $  11,967         $   20,944          $   19,424
    Harveys Wagon Wheel Hotel/Casino                 2,741                3,593              7,635              11,002
    Harveys Casino Hotel - Iowa                      6,164                5,772             19,431              15,928
    Corporate                                       (2,768)              (3,045)            (8,726)             (9,211)
                                                 ---------            ----------        ----------          ----------
                                                    18,618               18,287             39,284              37,143
    Business Development                               (33)                 (15)            (2,182)                (96)
    Consent Fee and Merger Costs                        -                (1,103)           (19,879)             (1,103)
                                                 ---------            ----------        ----------          ----------
                                                 $  18,585            $  17,169         $   17,223          $   35,944
                                                 ---------            ----------        ----------          ----------
                                                 ---------            ----------        ----------          ----------
EBITDA (1)

    Harveys Resort & Casino                      $  15,013            $  14,274         $   28,226          $   26,529
    Harveys Wagon Wheel Hotel/Casino                 3,800                4,493             10,630              13,716
    Harveys Casino Hotel - Iowa                      8,147                7,701             25,555              21,340
    Corporate                                       (1,996)              (2,874)            (6,668)             (8,666)
                                                 ---------            ----------        ----------          ----------
                                                 $  24,964            $  23,594         $   57,743          $   52,919
                                                 ---------            ----------        ----------          ----------
                                                 ---------            ----------        ----------          ----------
Income (Loss) before Income Taxes
   and Extraordinary Items

    Harveys Resort & Casino                      $  12,481            $  11,905         $   20,944          $   19,325
    Harveys Wagon Wheel Hotel/Casino                 2,741                3,581              7,635              10,990
    Harveys Casino Hotel - Iowa                      6,180                5,766             19,907              15,921
    Corporate                                       (2,835)              (3,028)            (9,149)             (9,216)
    Interest Expense, net (2)                       (6,675)              (3,886)           (18,496)            (11,895)
                                                 ---------            ----------        ----------          ----------
                                                    11,892               14,338             20,841              25,125
    Business Development                               (33)                 (15)            (2,182)                (96)
    Consent Fee and Merger Costs                         -               (1,103)           (19,879)             (1,103)
                                                 ---------            ----------        ----------          ----------
                                                 $  11,859            $  13,220        ($    1,220)         $   23,926
                                                 ---------            ----------        ----------          ----------
                                                 ---------            ----------        ----------          ----------

Notes to the operating results

(1) EBITDA (operating income plus depreciation and amortization and excluding non-recurring items) should not be construed as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We have presented EBITDA solely as supplemental disclosure because we believe that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA excludes the amortization of restricted stock grants. These non-cash expenses are included in general and administrative expense and amounted to approximately $103,000 and $31,000 for the quarters ended August 31, 1999 and 1998, respectively, and approximately $431,000 and $135,000 for the nine months ended August 31, 1999 and 1998, respectively.

(2)  Net of interest income and capitalized interest.

SUMMARY - Meaningful comparisons of our overall financial results for the third quarter and first nine months of fiscal 1999 and 1998 can be difficult because of the inclusion of business development write offs, the consent fee and merger-related costs and the extraordinary loss on the early retirement of debt. The following summary discussion of our consolidated financial results excludes the effects of those charges from all periods.

Our consolidated net revenues for the third quarter of fiscal 1999 amounted to $88.4 million, an increase of $0.7 million, or 0.9%, over our net revenues for the third quarter of fiscal 1998. Improvement in net revenues from our Council Bluffs property mitigated our declining net revenues from the increasingly competitive Central City/Black Hawk, Colorado market. Operating income, adjusted to exclude our business development write-offs, amounted to $18.6 million for the third quarter of fiscal 1999. This was a $331,000, or 1.8%, improvement from the prior year period. Our current year period includes an increase of approximately $1.0 million in depreciation and amortization charges, primarily the result of purchase method accounting applied to the merger. Our income before income taxes was $11.9 million for the third quarter of fiscal 1999, compared to approximately $14.3 million for our third quarter of fiscal 1998. Our 1999 results include the effects of the $1.0 million increase in depreciation and amortization and an increase of $2.8 million in our net interest expense as a result of the merger financing.

Our consolidated net revenues for the first nine months of fiscal 1999 were $241.7 million, an $8.7 million, or 3.7%, improvement over the prior year period. Substantial growth in net revenues from our Lake Tahoe property in the first quarter of fiscal 1999, along with moderate second and third quarter growth and the continuing strong revenues from our Council Bluffs operations more than offset declines from our Central City property. Our operating income, excluding our business development write-offs, the consent fee and merger-related costs, was $39.3 million for the first nine months of fiscal 1999. This was an improvement of $2.1 million, or 5.8%, over the comparable period of the prior year and was achieved despite a $2.4 million increase in depreciation and amortization charges. For the comparable nine month periods, our income before income taxes and an extraordinary item declined $4.3 million, or 17.0%, and amounted to $20.8 million. Our results for the first nine months of fiscal 1999 include the effects of the $2.4 million increase in depreciation and amortization and an increase of $6.6 million in our net interest expense.

LAKE TAHOE, NEVADA - Our Lake Tahoe property produced net revenues for the quarter of $42.4 million, an increase of $154,000, or 0.4%, over our net revenues for the third quarter of fiscal 1998. Revenues improved as a result of increased wagering volume, hotel occupancy and food covers. Our operating profit of $12.5 million increased by $514,000, or 4.3%, primarily as a result of improvements in casino and lodging profit margins.

Our net revenues from Lake Tahoe for the nine months ended August 31, 1999 amounted to $106.0 million, an increase of $4.2 million, or 4.2%, over our net revenues recorded for the same period of fiscal 1998. All operating areas experienced revenue improvements, primarily as a result of strong first quarter wagering volume and hotel occupancy. Our Lake Tahoe operating profit of $20.9 million for the first nine months of fiscal 1999 improved by $1.5 million, or 7.8%, as a result of our improved first and third quarters.

CENTRAL CITY, COLORADO - Net revenues from our Central City property amounted to $14.9 million for the quarter, a decrease of $1.4 million, or 8.5%, from our net revenues recorded in the third quarter of fiscal 1998. The decrease was primarily in casino revenues resulting from additional competition in nearby Black Hawk, Colorado. Our operating profit of $2.7 million declined by $852,000, or 23.7%, primarily as a result of the decline in our casino revenues and profits and an increase in our marketing and advertising expenditures in response to the new competition.

Our net revenues from Central City for the nine months ended August 31, 1999 amounted to $42.8 million, a decrease of $4.3 million, or 9.0%, from our net revenues recorded in the same period of fiscal 1998. Approximately $4.0 million of the revenue decline was in our casino revenues and is principally the result of the opening of new competition in Black Hawk in late December 1998. Construction of another new casino has commenced in Black Hawk with expected completion in late 1999. Our Central City operating profit of $7.6 million declined $3.4 million, or 30.6%, principally as a result of the decline in our casino revenues and profits and the increased marketing and advertising expenditures.

COUNCIL BLUFFS, IOWA - Our Council Bluffs property provided net revenues for the quarter of $31.1 million, an increase of $2.0 million, or 6.8%, over our net revenues recorded in the third quarter of fiscal 1998. All operating areas showed revenue improvements as a result of increased wagering volume, hotel occupancy and food covers. Our Council Bluffs operating profit of $6.2 million increased by $392,000, or 6.8%, as a result of the improved revenues.

Our net revenues from Council Bluffs for the nine months ended August 31, 1999 amounted to $92.9 million, an increase of $8.7 million, or 10.4%, over our net revenues recorded in the same period of fiscal 1998. Revenue improvements were the result of increased wagering volume, hotel occupancy and food covers. Our Council Bluffs operating profit of $19.4 million improved by $3.5 million, or 22.0%, driven primarily by casino revenues and profits.

We have constructed a new parking facility at our Council Bluffs property that offers 1,630 parking spaces and features climate-controlled access to the adjacent casino. We opened the new parking facility ahead of schedule in early October.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - Our results for the third quarter and first nine months of fiscal 1999 were affected by several other factors, including: the write-off of certain business development costs, increases in depreciation and amortization, decreases in corporate expenses, increases in interest expense, the expense of a consent fee and merger-related costs, an extraordinary loss on the early retirement of debt, and changes in our effective tax rate.

In the second quarter of fiscal 1999, we decided not to pursue our current business development plans in Las Vegas, Nevada and wrote off approximately $2.0 million of costs we had previously deferred. This write-off and other minor business development charges amounted to approximately $2.2 million in the first nine months of fiscal 1999.

Depreciation and amortization expense amounted to approximately $6.2 million in the third quarter of fiscal 1999 compared to approximately $5.3 million in the third quarter of the prior year. This increase included approximately $456,000 of amortization of the cost in excess of net assets acquired in the merger. For the first nine months of fiscal 1999, our depreciation and amortization expense increased approximately $2.4 million to $18.0 million. Approximately $1.1 million of this increase was attributable to the write-off of the cost in excess of net assets acquired. The balance of the increase for the third quarter and first nine months of fiscal 1999 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger.

We have recognized some third quarter savings in corporate expense, comparing fiscal 1999 to fiscal 1998. For the third quarter of fiscal 1999, corporate expense, excluding depreciation and amortization, amounted to approximately $2.1 million compared to approximately $2.9 million for the same period last year. The savings were principally the result of the elimination of our long-term incentive plan, the elimination of compensation paid to non-employee members of our board of directors and the reduction in the amount of expense we recognize in relation to our pension and postretirement benefit plans. These eliminations and reductions were a result of the merger. Our corporate expense for the first three quarters of fiscal 1999 amounted to approximately $7.1 million, excluding depreciation and amortization, compared to approximately $8.8 million for the fiscal 1998 period. The savings for the nine month period were also primarily the result of the eliminations and reductions as a product of the merger.

As a result of the merger financing, our debt and fixed charge obligations increased. In February 1999, we borrowed $172 million under our bank facility. We used that initial borrowing to repay the $172 million that Harveys Acquisition Corporation had borrowed to partially finance the merger. Subsequently, we used our available short-term cash equivalent investments to repay a portion of our borrowings. Consequently, we have experienced a decrease in our interest income and an increase in our interest expense. For the third quarter of fiscal 1999, our interest expense, net of capitalized interest of approximately $167,000 and interest income, amounted to $6.7 million compared to $3.9 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, our net interest expense was approximately $18.5 million versus approximately $11.9 million for the first nine months of the prior year.

In connection with our entering into the bank facility, our existing credit agreement was retired. Upon retirement, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. That expense of approximately $869,000, net of tax of $275,000, was included as an extraordinary item in our results for the first nine months of fiscal 1999.

Our results for the first nine months were also diminished by the effects of the consent fee and merger-related costs of approximately $19.9 million incurred at the time of the merger.

We believe some portion of the merger-related expenses are not tax deductible. This reduced the effective tax rate applied to our loss for the period prior to the merger (December 1, 1998 through February 1, 1999) to approximately 24%. The reduced tax rate, compared to our more typical effective rate of approximately 39%, had the effect of reducing the tax benefit we expect from the pre-merger period loss by approximately $2.4 million. We anticipate an effective tax rate of approximately 39.1% for the post-merger period of fiscal 1999. For the three months and nine months ended August 31, 1998, we experienced an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of this fiscal year, cash flow from operations amounted to approximately $32.7 million. Additionally, we received approximately $10.7 million from the sale of marketable securities and we collected approximately $1.8 million in full payment of notes due to us from a related party trust. At the time of the merger, we borrowed $172 million under our bank facility. We used these sources of cash and our existing cash to:

     * Repay the $172 million Harveys Acquisition Corporation borrowed to partially finance the merger.

     * Pay approximately $19.9 million of consent fee and merger-related costs.

     * Pay approximately $3.0 million of debt issuance costs relative to the bank facility.

     * Pay approximately $21.2 million for capital improvements and replacements, including approximately $8.5 million paid on the construction of our parking garage in Council Bluffs, Iowa.

     * Reduce, by approximately $42.5 million, our outstanding indebtedness under the bank facility.

The above sources and uses of cash reduced our cash and cash equivalents by $41.2 million, from $67.3 million at November 30, 1998 to $26.1 million at August 31, 1999. Additionally, our outstanding debt increased from $150 million at fiscal year-end to $279.7 million at August 31, 1999, excluding the unamortized premium on our senior subordinated notes. Our debt at August 31, 1999 consisted of $150 million of senior subordinated notes and $129.7 million outstanding under the bank facility.

In addition to our debt, we were obligated at August 31, 1999 for an aggregate of approximately $59.4 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and accrued and unpaid dividends thereon.

An August 31, 1999, HBR Realty Company, Inc., a Nevada corporation and our wholly-owned subsidiary, entered into an agreement to purchase the greyhound racetrack and land-based casino in Council Bluffs, Iowa from Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation. On October 6, 1999, we completed the purchase. HBR Realty Company paid Iowa West Racing Association approximately $115 million for the property known as Bluffs Run Casino. We may pay additional consideration up to $50 million pending the results of a required referendum on the continuation of gaming at pari-mutuel racetracks to be decided in 2002 by the voters of Pottawattamie County, Iowa. We will account for the transaction using purchase method accounting. Immediately after closing of the transaction, HBR Realty Company leased the Bluffs Run Casino facilities back to Iowa West
Racing Association for an initial term of 25 years. Additionally, Harveys BR Management Company, Inc., a Nevada corporation and our wholly-owned subsidiary, assumed management of Bluffs Run Casino. Iowa West Racing Association will continue to hold the pari-mutuel and gaming licenses.
Through our wholly-owned subsidiaries, we will receive management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

We financed the acquisition of Bluffs Run Casino by increasing the maximum available balance under our bank facility by an additional $150 million. Of the $165 million purchase price, $50 million will be held back pending the results of the referendum. We entered into a letter of credit agreement to support $45 million of the $50 million holdback. The letter of credit exposure reduces the amount available to us under the bank facility.

After amending our bank facility and completing the purchase of Bluffs Run Casino, we had approximately $46.1 million available under the bank facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We believe that our borrowing capacity under the bank facility and cash flows from operations will be sufficient to meet our cash requirements at existing operations, including Bluffs Run Casino, for the next twelve months, at least, including capital improvements and debt service requirements. We believe that our cash needs beyond the next twelve months will consist of debt service requirements and ordinary capital improvements and replacements, which we expect to meet with our then-existing cash, cash flows from operations and our borrowing capacity under the bank facility. We do not currently anticipate incurring any unscheduled balloon or other extraordinary payments on long-term obligations or any other extraordinary cash demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on our preferred stock prior to 2004 because of, among other reasons, restrictions in our various debt agreements on the payment of cash dividends.

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

We are nearly complete in the implementation of our corrective action plan. We have completed Phases 1 through 3 and have substantially completed Phase 4. We completed nearly all required modifications, upgrades and replacements of mission-critical technological systems by the end of the second quarter of our fiscal year. One environmental system is in the process of being replaced with anticipated completion before our fiscal year end. We continue to use internal resources to evaluate our effectiveness in achieving our corrective action plan objectives. Additional testing and revisions of systems, if necessary, will be completed before 2000.

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

We estimate that our cost to achieve Year 2000 compliance, including those costs that we capitalize, will be approximately $4.4 million and will be expended through 2000. We incurred costs of approximately $1.0 million in fiscal year 1998, including approximately $0.7 million that we capitalized. We expended approximately $3.1 million in the first nine months of fiscal 1999 of which we capitalized approximately $2.7 million. We believe that our expenditures in fiscal 2000 will not be material. Our estimates are based on our evaluation and experience to date and are subject to modification as we conclude implementation of our corrective action plan. We can make no assurances that our estimated costs are adequate or achievable or that our actual costs will not materially differ from our estimate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We had no variable rate debt at November 30, 1998, however, as a result of the financing of the merger in part through the bank facility, we now have variable rate debt. The amount outstanding under the bank facility at August 31, 1999 was $129.7 million, subject to a weighted-average interest rate of 7.53%. Assuming an identical outstanding balance for the remainder of the fiscal year, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the remainder of the year by approximately $324,000.

Additionally, the fair value of our fixed rate long-term debt, consisting of the $150 million of senior subordinated notes and the $6.9 million unamortized premium on the senior subordinated notes at August 31, 1999, and the fair value of our fixed rate preferred stock issued as part of the merger financing, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at August 31, 1999 would have decreased the fair value of our fixed rate long-term debt by approximately $14.1 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at August 31, 1999 by approximately $17.1 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $3.9 million at August 31, 1999. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the preferred stock by approximately $4.5 million.

We did not enter into any derivative financial contracts in fiscal 1998 or during the first nine months of fiscal 1999. We may use derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," or "expects" used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution you that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

                                   HARVEYS CASINO RESORTS
                                   Registrant

Date:      October 14, 1999         /S/ JOHN J. MCLAUGHLIN
                                   --------------------------------------------
                                   John J. McLaughlin,
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Principal Financial
                                   Officer)

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------     -----------------------------------------------------------------

3.1 Amendments to Articles of Incorporation of Harveys Casino Resorts as Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino Resorts). (4) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition Corporation's Registration Statement on Form 10 (File No. 0-25093), filed November 20,1998).

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

4.1        Form of Stock Certificate of the Registrant. (5)

4.2 Indenture, dated as of May 15, 1996 ( the "Original Indenture"), by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. (the "Guarantors") and IBJ Schroder Bank & Trust Company as Trustee (including form of Note). (1)

4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture. (2)

4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture. (3)

4.5 Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture. (5)

4.6 Fourth Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture. (5)

10.1 Purchase and Sale Agreement and Joint Escrow Instructions dated August 31, 1999 by and between HBR Realty Company, Inc., a Nevada corporation and Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation.(6)

10.2 Employment Agreement made and entered into on August 17, 1999 by and between Harveys Casino Resorts and Verne Welch. (7)

10.3 Agreement and Covenant not to Compete or Use or Disclose Trade Secrets made and entered into on August 17, 1999 by and between Verne Welch and Harveys Casino Resorts. (7)

27         Financial Data Schedule. (7)




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

     (6) Incorporated herein by reference to the Registrants Current Report on Form 8-K filed September 3, 1999.

     (7)     Filed herewith.