Form 10-K405
period 1999-11-30
HARVEYS CASINO RESORTS
filed 2000-02-28
CIK 914022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-12802

                           --------------------------

                             HARVEYS CASINO RESORTS
             (Exact name of registrant as specified in its charter)

              NEVADA                                     88-0066882
   (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

           HIGHWAY 50 &
         STATELINE AVENUE
 P.O. BOX 128 LAKE TAHOE, NEVADA
      (Address of principal                                89449
        executive offices)                               (Zip Code)

       Registrant's telephone number, including area code: (775) 588-2411

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock; par value $0.01 per share

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ____

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of February 22, 2000 all common equity of the registrant was held by persons who may be deemed affiliates of the registrant.

    The number of shares outstanding of the registrant's Class A Common Stock, $.01 par value was 39,520 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 per value was 3,952,000, each as of February 22, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Harveys Casino Resorts is a Nevada corporation that has been engaged in the gaming industry for over 55 years. Through wholly-owned subsidiaries, Harveys Casino Resorts owns and operates gaming establishments in Nevada, Iowa and Colorado. Harveys Casino Resorts may be referred to in this report as the "Company," the "Registrant," "Harveys," "we," "us" or "our". Unless the context requires otherwise, such references include our wholly-owned subsidiaries .

    On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. Harveys Acquisition Corporation was formed at the direction of Colony Investors III, L. P., a Delaware limited partnership, solely for the purpose of acquiring Harveys. Prior to the merger, Harveys was a publicly held company. Following the merger, the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Consequently, Colony Investors III now owns approximately 96% of our common equity interests. The remaining common equity interests are owned by Colony HCR Voteco LLC, a Delaware limited liability company, and by certain members of Harveys' management. Colony HCR Voteco is an affiliate of Colony Investors III. Harveys was the surviving corporation in the merger and is continuing business operations as conducted prior to the merger.

    Through our wholly-owned subsidiaries, we currently own and operate the following:

    Harveys Resort & Casino - Owned and operated by Harveys Tahoe Management Company, Inc., Harveys Resort is situated near the south shore of scenic Lake Tahoe on the Nevada/California state line and U.S. Highway 50, the main route through south Lake Tahoe. Originally founded by Harvey and Llewellyn Gross in 1944 as a one-room saloon, cafe and casino, the Company has developed the property into the Lake Tahoe area's largest hotel/casino. The main structure is a 17-story glass-faced tower completed in 1991, connected to a 12-story tower which was completely rebuilt in 1982. The hotel provides panoramic views of the lake and the surrounding mountains and is among Lake Tahoe's most modern facilities. Harveys Resort features 740 rooms, 36 of which are luxury suites, and an 82,000 square foot casino containing approximately 2,028 slot machines, 96 table games, a 13-table poker area, a race and sports book and a keno lounge. Harveys Resort also offers a Platinum Players Club featuring VIP amenities designed to reward and retain our loyal premium gaming customers. Other amenities include 23,000 square feet of convention space, 2,989 parking spaces, a substantial portion of which are included in a parking garage, the 280-seat Cabaret, a wedding chapel, retail shops, a pool, a health club and a video game arcade. Harveys Resort's eight restaurants offer a wide variety of high quality food and consist of a newly remodeled coffee shop, a Mexican restaurant, a seafood and pasta restaurant, a premier steakhouse, a buffet, a snack bar, Llewellyn's, our upscale award-winning restaurant featuring top quality dining and a spectacular view of Lake Tahoe, and a Hard Rock Cafe, located on the casino floor, which is owned and operated by Hard Rock Cafe International (USA), Inc. In recognition of the outstanding quality of the facility and our excellent service, Harveys Resort has received the AAA Four Diamond Award every year for the past 18 years.

    Harveys Casino Hotel - Owned and operated by Harveys Iowa Management Company, Inc., Harveys Casino Hotel's facilities are located next to the Missouri River directly across from Omaha, in Council Bluffs, Iowa. The riverboat casino opened in January, 1996 and currently has 28,250 square feet of casino space on three decks accommodating 2,352 passengers and housing 1,165 slot machines, 45 table games and a seven-table poker area. The land-based amenities opened in May 1996 and include 251 hotel rooms in a 14-story tower, Beverlee's, a rooftop fine dining restaurant offering a view of the Missouri River and the Omaha skyline, a buffet and a casual restaurant, 21,000 square feet of convention space, a parking garage, completed in October 1999, offering 1,630 parking spaces with climate-controlled access to the adjacent casino and additional surface parking for 1,300 vehicles. The land-based facilities also include a Platinum Players Club offering VIP amenities designed to reward and retain our loyal premium gaming customers. Other attractions include an 18-hole municipal golf course adjacent to our hotel and a nine-hole municipal golf course operated by the city on land they lease from us at a nominal annual fee.

    Bluffs Run Casino - On October 6, 1999, our wholly-owned subsidiary, HBR Realty Company, Inc., purchased the net assets (except the gaming equipment) of the greyhound racetrack and land-based casino in Council Bluffs, Iowa. We purchased these assets from Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation. Immediately after closing of the transaction, we leased the facilities known as Bluffs Run Casino back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained our wholly-owned subsidiary, Harveys BR Management Company, Inc., to manage Bluffs Run Casino for all periods during which the lease exists. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law and continues to own the gaming equipment located at Bluffs Run Casino. We receive management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino. The facilities offer patrons enclosed viewing of, and wagering on , the on-site greyhound racing and simulcast greyhound and horse racing from various outside racetracks. The casino also provides approximately 1,250 slot machines, live entertainment events, restaurants and cocktail lounges. Iowa West Racing Association, as licensee, and Harveys, as manager, recently received regulatory approval to add 250 more slot machines. Additional amenities include surface parking for 3,117 cars and a recreational vehicle park accommodating 115 vehicles.

    Harveys Wagon Wheel Hotel/Casino - Owned and operated by Harveys C.C. Management Company, Inc., Harveys Wagon Wheel is located in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Harveys Wagon Wheel opened in December, 1994 as the first major hotel/casino to serve the greater Denver area. Harveys Wagon Wheel includes 118 hotel rooms, a 40,000 square foot casino housing 1,042 slot machines, 14 table games, a nine-table poker area and a Platinum Players Club offering VIP amenities designed to reward and retain our loyal premium gaming customers. Other amenities include 730 on-site parking spaces, 530 of which are in a self-parking garage, a Tony Roma's Famous for Ribs restaurant and a Pesto's Pasta snack bar, an entertainment lounge and a video game arcade.

BUSINESS STRATEGY

    Our business strategy is to develop or acquire facilities in markets in which we believe we can establish and maintain a prominent position or niche. Each of our properties offers casino gaming and a full range of amenities in a friendly atmosphere that caters to middle- and upper middle-income customers. Our strategy emphasizes the following elements:

    HIGH-QUALITY FACILITIES AND SUPERIOR CUSTOMER SERVICE

    As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing distinctive and modern accommodations and attentive customer service in a friendly atmosphere. We recognize that consistent quality and a comfortable atmosphere can differentiate our facilities from the competition in all of our markets. We strive to meet customer demand by furnishing each of our properties with a variety of restaurants and non-gaming amenities. To foster a high level of customer satisfaction through attentive customer service, our management plays an active role in the training of all of our employees at all levels. Harveys' goal of becoming a truly customer-focused organization has been achieved at all of our properties through training programs, role playing and simulations. We believe that these programs have evolved to provide the Company's customers with a truly unique experience. We have implemented attractive employee benefit programs at all of our facilities to recruit and retain friendly, professional employees.

    STRATEGIC LOCATIONS

    Harveys believes that location is the key to attracting customers. South Lake Tahoe, which draws approximately 2 million visitors per year, is a unique gaming location because of its natural surroundings and variety of outdoor attractions and activities. Harveys Resort is strategically placed on a site adjacent to the California border in proximity to more than 6,450 hotel and motel rooms in non-gaming facilities. Harveys Casino Hotel and Bluffs Run Casino are within a short drive of the Omaha/ Council Bluffs metropolitan regional airport. Harveys Casino Hotel is located directly off of Interstates 29, 80 and
480. Bluffs Run Casino is located at the intersection of Interstates 80 and 29. It has visibility and exit ramps from each Interstate. Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver.

    TARGETED CUSTOMER BASE

    Harveys targets middle- to upper middle-income customers who tend to have disposable income for gaming and entertainment. We have established extensive customer databases and use sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment, when gaming play warrants. We attract our targeted market to Harveys Resort by promoting our quality facilities in the scenic Lake Tahoe area. We believe we are able to retain customers through development and cultivation of our customer relationships. Harveys Casino Hotel targets frequent, middle income players from Omaha, Council Bluffs and the surrounding areas. We believe that the hotel and convention facilities, opened in May 1996, attract new players by capturing overnight guests as well as meetings and small conventions business. The greyhound facilities at Bluffs Run Casino have been in existence since 1986 creating very high name recognition in the region. The casino facilities opened one year prior to any other casino in the area. Since opening, Bluffs Run Casino has maintained one of the highest slot machine payback percentages in the nation. This has been publicized in industry magazines and has generated strong customer loyalty. Harveys Wagon Wheel targets middle- to upper middle-income customers from the greater Denver area who seek a quality gaming experience, convenient parking and overnight accommodations. We believe we have successfully built a loyal customer base at Harveys Wagon Wheel by establishing ourselves as the first full-service casino with overnight accommodations and full amenities in the Central City/Black Hawk market.

    EFFECTIVE MARKETING

    We aggressively promote all of our properties through television, radio, billboard and print advertising. In February 1997, Bill Cosby agreed to become a spokesperson for the Company. Under a contractual relationship, Mr. Cosby is actively involved in promoting Harveys through entertainment appearances at our properties and through advertising messages on television, radio and billboards and in print media. We believe that this association has been and will continue to be helpful in enhancing the national visibility of Harveys.

    Harveys Resort seeks to attract customers by offering well-appointed rooms and a party atmosphere for those seeking nightlife and entertainment. In 1999 Harveys Resort introduced a new campaign, "Harveys Lake Tahoe Grand Adventure." The campaign's successful launch ties Harveys Resort to Lake Tahoe as a destination. We believe that by continuing to promote Harveys image, we will increase our share of higher-income customers attracted to the south Lake Tahoe market. Harveys Casino Hotel is marketed as "Harveys Casino Hotel, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television, radio and print advertisement, billboards, on-going promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions. We use a price point positioning to differentiate Bluffs Run Casino in the Omaha/Council Bluffs market. Its "Bigger Value. Better Time." philosophy has helped the property consistently maintain the highest share of annual slot gaming dollars and highest annual attendance in the market. We attract customers to Harveys Wagon Wheel by aggressively promoting the facility's hotel rooms, on-site parking, quality dining facilities and varied entertainment activities.

    EMPHASIS ON SLOT PLAY

    Responding to the increased popularity of slot machines over the past several years, we have shifted our gaming mix toward slot machines. We match the mix of slot machines to the demand of the customer base at each property. Harveys Resort, for instance, now includes a greater percentage of $1 and higher denominated machines to appeal to the higher-income gaming clientele of Harveys Resort, including $5, $25 and $100 slot machines offered within a premium player section. Harveys Casino Hotel offers 1,165 slot machines and Bluffs Run Casino offers 1,250 slot machines, which in the aggregate comprise approximately 62% of the Omaha/Council Bluffs slot machine availability. Iowa West Racing Association, as licensee, and Harveys, as manager, recently received approval from the Iowa gaming authority to add an additional 250 slot machines at Bluffs Run Casino. Harveys Wagon Wheel offers 1,042 slot machines, the second largest selection of slot machines currently offered by any gaming facility in the area. Slot machines are less labor intensive and require less square footage than table games, and generate higher profit margins compared to table games. We monitor payout percentages closely and ensure that our slot product and machine payouts remain competitive.

COMPETITION

    The gaming industry is highly competitive. Harveys competes for customers primarily on the basis of location, variety and pricing of amenities and overall atmosphere. Several of our competitors have substantially greater name recognition, financial and marketing resources.

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

    In 1987, the Tahoe Regional Planning Agency, an entity established under a bi-state compact between the states of California and Nevada, and ratified by Congress, placed restrictions on additional commercial, residential and tourist accommodation construction at Lake Tahoe in an effort to curb development and to preserve the local environment. Under the Tahoe Regional Planning Compact and community plan constraints, future tourist accommodation units added to the market will be required to mitigate environmental impacts. Such measures may include replacing an imposed multiple of older tourist accommodation units. The limited number of rooms available at Lake Tahoe, however, allows Lake Tahoe hotel/casino operators to achieve much higher average room rates than those in most other gaming jurisdictions. The occupancy rate for the 2,250 upscale rooms in the four major south Lake Tahoe casinos has historically been between 75% and 80%, while the occupancy rate in the motels is typically between 40% and 50%. The Tahoe Regional Planning Agency has imposed significant restrictions on construction and the Tahoe Regional Planning Compact limits the expansion of gaming facilities in the Lake Tahoe Basin. These restrictions prohibit existing casinos from expanding cubic volume of structures housing gaming and limit expansion of the gaming areas within such structures. We believe that because of such restrictions, it is unlikely that any new hotel/casinos will commence operations at Lake Tahoe or that any of the smaller existing casinos will expand to a size that could make them competitive with the four major casinos; however, we expect that the four major hotel/ casinos will continue to compete intensely.

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

    OMAHA/COUNCIL BLUFFS

    The target markets for our two operations in Council Bluffs are the residential population base (approximately 760,000) of the greater Omaha/Council Bluffs area, and the nearly 3 million residents within a three-hour drive of the facilities. We compete with Ameristar Casino Inc.'s riverboat casino in Council Bluffs and to a lesser extent, with other riverboat casinos located in Iowa and Missouri. We also compete with slot machines installed at a dogtrack and at a horsetrack in Iowa as well as casinos on Native American land in Iowa.

    In Iowa, gaming is subject to approval by county referendum at least every eight years. While gaming is approved in Pottawattamie County, where Harveys Casino Hotel and Bluffs Run Casino are located, referendums may be held at any time upon satisfactory petition, and another referendum is required to be held in 2002. There can be no assurance that gaming would be approved again in any referendum in Pottawattamie County. In addition, should casino-style gaming be permitted in Nebraska, or should gaming facilities be opened in Omaha, Harveys Casino Hotel and Bluffs Run Casino could be materially adversely affected.

    CENTRAL CITY/BLACK HAWK

    Harveys Wagon Wheel competes primarily with the four major casinos with the largest number of gaming devices in Black Hawk as well as the 26 smaller gaming establishments in operation as of February 11, 2000, in Central City and Black Hawk. The five largest casinos, including Harveys Wagon Wheel, as of February 11, 2000 had more than 45% of all gaming devices in the Central City/Black Hawk area. The adjacent cities of Central City and Black Hawk form Colorado's primary gaming market. In this market the establishments with on-site parking, overnight accommodations and/or other non-gaming amenities fair better than those without such amenities. Substantially all recent casino development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from the Denver area must drive through in order to reach Central City. The Lodge Casino, offering 700 on-site parking spaces (including 300 spaces shared with the adjacent Gilpin Hotel Casino) and overnight accommodations in 50 hotel rooms, opened in Black Hawk in June 1998. The Isle of Capri opened in Black Hawk on December 30, 1998, with 1,100 parking spaces and will most likely open their hotel with 243 rooms in the summer of 2000. The Riviera opened in Black Hawk on February 4, 2000 with 520 parking spaces. The Mardi Gras is expected to open in March 2000 with approximately 700 slots, eight table games and 500 parking spaces. In addition, from time to time, the towns of Central City and Black Hawk undertake roadway and other infrastructure improvements. Because the towns are generally accessible only by a single road, these infrastructure projects may deter gaming customers from visiting the Central City/Black Hawk area or traveling through Black Hawk to Central City. There can be no assurances that the development or concentration of casinos or infrastructure improvements in Black Hawk will not adversely affect the number of gaming customers visiting Harveys Wagon Wheel in Central City. In addition, the municipal governments of Central City and Black Hawk compete to attract gaming patrons and gaming development to their respective towns, including by improving road access. Black Hawk's financial resources are currently substantially greater that Central City's and there can be no assurance that Black Hawk will not make improvements or provide other inducements that would result in reduction of the number of gaming patrons visiting Harveys Wagon Wheel in Central City. Any expansion of gaming, whether it be through approval of video lottery terminals or approval of gaming in additional Colorado communities, would likely have a material adverse impact on our operation in Central City.

EMPLOYEES

    As of February 14, 2000 the Company had approximately 5,050 employees. We believe that employee relations are good. The Company has entered into collective bargaining agreements that cover approximately 27 employees. These agreements relate to stage-hand employees who provide support to entertainment facilities at Harveys Resort and security officers at Bluffs Run Casino. None of our other employees are represented by labor unions.

REGULATORY MATTERS

    NEVADA GAMING LAWS AND REGULATIONS

    The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), and the Nevada Gaming Commission (the "Nevada Commission"). In this report, we collectively refer to the Nevada Board, and the Nevada Commission as the "Nevada Gaming Authorities".

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in these laws, regulations and procedures could have an adverse effect on our gaming operations.

    As is any company that operates a Nevada gaming casino we are required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are also registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. We have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions that we enter into must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Company, the gaming licenses we hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, and the persons involved, could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Harveys Resort and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of Harveys Resort) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of our gaming license or the appointment of a supervisor could (and revocation of our gaming license would) materially adversely affect our gaming operations.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders;
(ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, we (i) pay that person any dividend or interest on our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or
(iv) fail to pursue all lawful efforts to require the person to relinquish his or her voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by the unsuitable person in connection with those securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make that disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed that requirement on the Company.

    We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Nevada Gaming Authorities. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments or the selling of merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $ 10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    IOWA GAMING LAWS AND REGULATIONS

    The State of Iowa first authorized excursion gambling boat activities in 1989 and authorized slot machines at racetrack enclosures in 1994. The Iowa Racing and Gaming Commission (the "Iowa Commission") has the authority to grant and review licenses to owners and operators of excursion gambling boats and pari-mutuel racetracks, and has the further authority to adopt and enforce rules governing a broad range of subjects dealing with excursion gambling boat facilities and racetrack enclosures and operations thereof. The Iowa Commission consists of five members who are appointed by the governor and confirmed by the state senate. Members serve a term not to exceed three years at the pleasure of the governor.

    Under Iowa law relating to excursion gambling boats, a non-profit organization and a for-profit organization may receive a joint license to operate an excursion gambling boat. The Company, together with Iowa West Racing Association, a qualified non-profit organization, have been granted the necessary licenses to own and operate the current gambling facilities and activities on the riverboat casino at Harveys Casino Hotel each year since 1995. Our excursion boat gambling license, which is up for renewal, currently expires March 31, 2000.

    Under Iowa law relating to racetracks, only a non-profit organization, an operator of fairs or a state agency or political subdivision may hold a track license and only a licensee which held a license to operate a pari-mutuel dog racing operation on January 1, 1994, could obtain a racetrack slot casino license when they became available in 1994. Iowa West Racing Association, a qualified non-profit organization, holds the pari-mutuel license to operate the dog track and the gaming racetrack enclosure license to operate the slot machine casino all at Bluffs Run Greyhound Racetrack and Casino. The Bluffs Run pari-mutuel dogtrack license and the Bluffs Run gambling license for a racetrack enclosure expire December 31, 2000.

    All licenses are granted upon the condition that the license holders accept, observe and enforce all applicable laws, regulations, ordinances, rules and orders applicable to them, and any violation by a license holder including employees or agents, may result in disciplinary action, including the suspension or revocation of any license heretofore granted.

    On October 6, 1999, Harveys Iowa Management Company, Inc. and Iowa West Racing Association entered into an amended and restated excursion gambling boat sponsorship and operating agreement relating to Harveys operation of its excursion gambling boat casino. The operating agreement's term continues through December 31, 2010, and during the agreement, Harveys is to pay Iowa West Racing Association a fee equal to a percentage of the adjusted gross gaming receipts generated from the boat operation and further agreed to pay and hold Iowa West Racing Association harmless from the admissions fee payable to the Iowa Commission and the local municipality and state wagering tax imposed by Iowa law. Following the expiration of the term of the operating agreement, such agreement may be extended for five successive three-year periods.

    Also, on October 6, 1999, Harveys BR Management Company and Iowa West Racing Association entered into a management agreement whereby Harveys BR Management Company is to manage the pari-mutuel racetrack facility and casino operations including simulcast of greyhound or horse racing and the slot machines for a minimum of twenty-five (25) years during which Harveys is to receive management fee equal to a percentage of the cash flow as that term is defined in the management agreement. On the same day, October 6, 1999, HBR Realty Company purchased the Bluffs Run Casino assets, except for the slot machines, from Iowa West Racing Association and leased the same back to Iowa West Racing Association for a term ending October 5, 2024, which lease is renewable for additional terms by the mutual agreement of the parties. Harveys is to receive rent payments equal to a percentage of cash flow as that term is defined in the lease agreement, except that Iowa West Racing Association is entitled to $1,350,000 of cash flow payable every six months in arrears following the acquisition until the fifth business day following the date that the results of a required referendum on the continuation of gaming at pari-mutuel racetracks, to be decided by the voters of Pottawattamie County, Iowa, in 2002 are certified to the County Auditor of Pottawattamine County. Under the terms of the agreements, Harvey receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino. All of the agreements outlined here were approved by the Iowa Commission in September 1999.

    Under Iowa law, gambling licenses may only be granted by the Iowa Commission in those counties that have approved the conduct of gambling games in a county-wide referendum. Gambling games, both at a racetrack enclosure and on riverboats, have been approved by the county electorate in Pottawattamie County, Iowa, the location of both Harveys Casino Hotel and Bluffs Run Casino.

    However, a referendum can be requested at any time by a petition of the voters and must be reapproved for both types of gambling activities via the general election ballot eight years after the initial approval and each eight years thereafter. There can be no assurance that either type of gambling activities will be approved at the next referendum to be held in November 2002, in subsequent referendums held every eight years thereafter or in the event of a petition referendum.

    If the gambling referendums do not pass in the county where the licenses are held, the excursion boat licenses may remain valid at the discretion of the Iowa Commission for a total of nine years from the date of original issue which, in the case of Harveys, would be nine years from January 27, 1995, or

January 27, 2004. Racetracks do not have a similar original license concept allowing them to operate via renewals by the Iowa Commission until the expiration of nine years from the date they were first licensed. In the event a negative referendum vote occurred in 2002, Bluffs Run Casino would have to cease casino gaming operations in a relatively short time following the referendum defeat, probably pursuant to an Order of the Iowa Commission.

    Following the issuance of a gaming license, the Iowa Commission monitors and supervises the activities of the licensees. Material contracts to be entered into by the licensee, changes in ownership of the licensee, management contracts, and acquisition of interest in other gambling activities by the licensee or its owners must all be reported to, and approved by the Iowa Commission. Further, the Iowa Commission has the authority to determine the payouts from the gambling games, the race schedules, to set the payout rate for all slot machines, to establish minimum charges for admission to excursion gambling boats, impose an admission fee or a head tax, as well as define the excursion season and the duration of an excursion, as well as define the race season and total number of races to be held.

    For excursion gambling boats, Iowa law authorizes the imposition of an admission fee, set by and payable to the Iowa State Treasurer, on each person embarking on an excursion gambling boat. An additional admission fee may be imposed by the municipality in which the gambling operation is located. In practice, the Iowa Commission has not imposed a per-person admission fee, but rather imposed a fee on each excursion gambling boat based upon the estimated costs of supervision and enforcement to be incurred by the Iowa Commission for the ensuing fiscal year. For the fiscal year beginning July 1, 1999, the fee is $314,080, payable in weekly installments of $6,040. A $0.50 per person admission fee is also payable to the City of Council Bluffs, Iowa. Further, Iowa law imposes an annual wagering tax ranging from five percent on the first million of adjusted gross receipts from gambling games to 20 percent on adjusted gross receipts in excess of $3 million.

    For dog tracks, Iowa law requires the payment of a licensing fee of $250 for each racing day. In addition, a licensee is required to pay the Iowa Commission the sum of $.50 for each person entering the racetrack grounds or enclosure under a ticket of admission. There is also a wagering tax imposed on the gross sum wagered at the dog track at the following rate: (i) 6% if the gross sum wagered in the racing season is $55,000,000 or more; (ii) 5% if the gross sum wagered in the racing season is $30,000,000 or more, but less that $55,000,000;
(iii) 4% if the gross sum wagered in the racing season is less than $30,000,000.

    For pari-mutuel slot casinos there is an escalating wagering tax which is currently 28% of the gross receipts from the slot machine casino which rate goes up two percent per year every January 1st until it reaches a maximum of 36% on January 1, 2004.

    The Racing Association of Central Iowa which operates the horse track in Altoona (Des Moines) Iowa, brought an action on June 25, 1998, in the Iowa District Court, In and For Polk County alleging that the escalating racetrack casino tax is violative of the United States and Iowa Constitutions. The Dubuque dog track, Bluffs Run Casino, and the Iowa Greyhound Association have intervened in the case, but it is still in the preliminary stages so that no outcome is predictable at the present time.

    Excursion gambling boat activities are also subject to safety and inspection requirements of the State of Iowa and the U.S. Coast Guard. These requirements set limits on the operation of the vessel; mandate that it must be operated by a minimum complement of licensed personnel; establish periodic inspections, includng the physical inspection of the outside hull; and establish other mechanical and operations rules.

    COLORADO GAMING LAWS AND REGULATIONS

    The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming regulations (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. The Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Director may also conduct detailed background investigations of persons who loan money to a licensee.

    The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and non-transferable. Our failure or inability, or the failure or inability of others associated with our Colorado gaming operations, to maintain necessary gaming licenses would have a material adverse effect on our operations. All persons employed by us and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

    As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple license prohibition if:
(i) that person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;
(iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the Company's and its stockholders' business opportunities in Colorado are limited to interests that comply with the statute and the Colorado Commission's rule.

    Although attorneys for the Colorado legislature initially expressed concern that the promulgation of the above-described regulation was beyond the Colorado Commission's statutory delegated authority, they appear to have retreated from this position. Therefore, unless the Colorado legislature repeals the regulation, it is likely that it will continue in effect.

    In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of the voting securities of a licensee.

    Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and our stockholders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that the person or entity is not holding his or her interest for any other party, and fingerprints. Consequently, information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Harveys Wagon Wheel, through their ownership in the Company. Those persons must report their interest and file appropriate applications within 45 days after acquiring that interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Harveys Wagon Wheel, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring that interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, those investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Harveys Wagon Wheel, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $53 per hour.

    The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) all general partners and all limited partners of a licensed partnership,
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where a contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

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

    If the Colorado Commission determines that a person or entity is unsuitable to own interests in the Company, then we may be sanctioned, which may include the loss of our approvals and licenses.

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

    In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require us to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities; and may have the power with respect to any entity which is required to be found suitable.

    A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Commission. We may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission.

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

    The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Harveys Wagon Wheel, through their ownership of the Company, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. Harveys Wagon Wheel holds a hotel and restaurant liquor license for its casino, hotel and restaurant operations, rather than a gaming tavern license. Accordingly, no person with an interest in the Company can have an interest in a liquor licensee which holds anything other than a hotel and restaurant liquor license, and specifically cannot have an interest in an entity which holds a gaming tavern license.

ENVIRONMENTAL MATTERS

    We are subject to various Federal, state and local laws, ordinances and regulations which (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of solid and hazardous toxic wastes, or (ii) may impose liability on property owners and operators for the costs of removal or remediation of certain hazardous substances released on their property. We believe we are in material compliance with these laws.

    Harveys Wagon Wheel is in the vicinity of the Central City/Clear Creek Superfund Site as designated by the Environmental Protection Agency (the "EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). The Central City/Clear Creek Superfund Site, the overall boundaries of which have not been explicitly defined, includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and cleanup by the EPA and the State of Colorado. CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including ordering potentially responsible parties to clean up or contribute to the cleanup of a Superfund site. Potentially responsible parties are broadly defined under CERCLA, and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs.

    In the course of developing Harveys Wagon Wheel, investigations at the site were conducted in accordance with requirements of governmental authorities as a prerequisite to obtaining necessary development permits. The investigations were completed and the requisite permits issued. Currently, the EPA has not identified any mine tailings or other waste piles at Harveys Wagon Wheel. Nonetheless, there is the potential that the EPA or other governmental authorities could broaden their investigations and identify additional areas, including the Harveys Wagon Wheel site, for cleanup as part of the Central City/Clear Creek Superfund Site. If the Harveys Wagon Wheel site were included in the EPA's investigation and designated as an additional area within the Central City/Clear Creek Superfund Site, we may be identified as potentially responsible party and any liability we may have related to the Central City/Clear Creek Superfund Site could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

    Harveys Resort comprises approximately 1,020,000 square feet on approximately 19.8 acres, of which we own approximately 5.4 acres and lease approximately 14.4 acres pursuant to several ground leases that expire in 2045. A 973,000-square foot parking garage and certain other amenities are located on leased property.

    Harveys Casino Hotel is located on approximately 36 acres of land owned by the Company. The land-based amenities, including a covered "skywalk" to the riverboat casino, are comprised of a hotel, convention center, and passenger staging area, totaling nearly 300,000 square feet. Contiguous thereto is a 24-acre leasehold parcel which contains the boat docking facility and the 1,630 space parking structure. This parcel is subject to a long term lease with the City of Council Bluffs for a nominal annual sum. Additionally, we own an adjacent 44-acre parcel suitable for expansion or support facilities.

    Bluffs Run Casino is located on approximately 72.5 acres of land owned by the Company. The racetrack grandstand, casino and food and beverage operations are in a three story building encompassing approximately 109,000 square feet. There is also a recreation vehicle park capable of accommodating 115 vehicles and surface parking for 3,117 vehicles on the site. All of the facilities have been leased back to Iowa West Racing Association.

    The Harveys Wagon Wheel hotel and casino facility encompasses approximately 200,000 square feet on approximately 1.1 acres and a 530-space self-parking garage on a contiguous 8-acre parcel. Additionally, we own approximately 40 acres of undeveloped land adjacent to the Harveys Wagon Wheel facility.

    All of the real property described above, as well as the Company's personal property at these operations, is pledged as security for our reducing, revolving credit facility with a consortium of banks. See footnote 5 to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS

    We are a defendant in various lawsuits relating to routine matters incidental to our business. We do not believe that the outcome of any litigation, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Prior to the merger Harveys was a publicly held company and the $0.01 par value per share common stock of the Company was traded on the New York Stock Exchange under the symbol "HVY." Following the merger, there is no public market for our common equity securities.

    As of February 22, 2000, there were nine holders of the Company's Class A Common Stock and nine holders of the Company's Class B Common Stock.

    For the fiscal year prior to the merger Harveys paid regular quarterly dividends of $0.05 per share of common stock. Following the merger, our leverage and fixed charge obligations were substantially increased. In addition, the certificate of designation of the Company's 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock prohibit us from paying cash dividends on our common stock unless full cumulative dividends on all outstanding preferred stock due for past periods have been declared and paid in cash, or a sufficient sum for the payment thereof irrevocably set apart in trust. Consequently, it is unlikely that we will pay any cash dividends on our common stock before 2011, the mandatory redemption date for the preferred stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company for the years ended November 30, 1995 through 1999. For comparative purposes, we have presented results for fiscal 1999 on a combined twelve month basis by aggregating our results for the period December 1, 1998 through February 1, 1999 with our results for the period from the merger acquisition date, February 2, 1999, through November 30, 1999. Our results for periods after the merger are presented on a different basis of accounting from those for periods before the merger, due to the application of purchase method accounting. However, we believe that comparisons of the financial results for the fiscal years can still provide a meaningful discussion of our financial performance. The items of comparability most affected by the merger are depreciation and amortization, the one-time consent fee and transaction costs incurred in connection with the merger, interest expense and income taxes. The selected consolidated financial data is not necessarily indicative of our future results of operations or financial condition, and should be read in conjunction with
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS and with our consolidated financial statements, including the footnotes, appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            YEARS ENDED NOVEMBER 30,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA
Revenues
  Casino....................................................  $121,369   $186,369   $216,564   $244,784   $270,470
  Racing....................................................        --         --         --         --        932
  Lodging...................................................    25,499     28,746     32,175     34,273     36,960
  Food and beverage.........................................    33,970     39,852     44,406     47,079     51,097
  Other.....................................................     6,287      6,402      7,277      7,111      7,908
  Management fees and joint venture.........................     1,669      5,023      4,507         --         --
  Less casino promotional allowances........................   (15,594)   (18,643)   (21,366)   (23,738)   (27,416)
                                                              --------   --------   --------   --------   --------
    Total net revenues......................................   173,200    247,749    283,563    309,509    339,951
                                                              --------   --------   --------   --------   --------
Costs and expenses
  Casino....................................................    57,520     86,732    100,500    115,837    127,303
  Racing....................................................        --         --         --         --      1,859
  Lodging...................................................     9,458     11,677     13,374     13,710     13,046
  Food and beverage.........................................    20,280     24,797     29,886     30,143     31,918
  Other operating...........................................     2,838      2,813      2,811      2,885      3,296
  Selling, general and administrative.......................    50,270     67,128     73,945     78,987     82,338
  Depreciation and amortization.............................    12,333     16,482     19,077     20,796     26,164
  Business development costs................................        --         --      2,690         96      2,182
  Pre-opening expenses......................................     2,147      4,099         --         --         --
  Merger-related costs......................................        --         --         --      1,218     19,879
                                                              --------   --------   --------   --------   --------
    Total costs and expenses................................   154,846    213,728    242,283    263,672    307,985
                                                              --------   --------   --------   --------   --------
Operating income............................................    18,354     34,021     41,280     45,837     31,966
Interest expense, net(1)....................................     7,960     14,195     18,892     15,576     26,827
Gain on sale of interests in unconsolidated affiliate.......        --         --     27,422         --         --
Life insurance benefits.....................................     2,246         --         --         --         --
Other income (expense), net.................................       605       (221)      (137)      (142)      (473)
                                                              --------   --------   --------   --------   --------
Income before income taxes and extraordinary item...........    13,245     19,605     49,673     30,119      4,666
Income tax provision........................................    (3,900)    (7,791)   (18,898)   (11,417)    (4,230)
                                                              --------   --------   --------   --------   --------
Income before extraordinary item............................    9 ,345     11,814     30,775     18,702        436
Loss on early retirement of debt, net of taxes..............        --        522         --         --       (869)
                                                              --------   --------   --------   --------   --------
Net income..................................................  $  9,345   $ 11,292   $ 30,775   $ 18,702   $   (433)
                                                              ========   ========   ========   ========   ========
OTHER OPERATING DATA
  EBITDA(2).................................................  $ 35,080   $ 54,602   $ 63,047   $ 67,947   $ 81,359
  Net cash provided by operating activities.................    19,594     39,768     44,637     38,388     42,063
  Net cash provided by (used in) investing activities.......   (70,433)   (55,502)    24,428    (27,590)  (123,440)
  Net cash provided by (used in) financing activities.......    53,886     26,363    (35,151)     1,467     46,575
  Capital expenditures(3)...................................    74,418     72,395     22,532     17,681     30,556
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $ 10,493   $ 21,121   $ 55,035   $ 67,299   $ 32,497
  Total assets..............................................   313,244    393,768    403,465    424,158    673,920
  Long-term debt, net.......................................   126,676    181,354    150,220    150,000    400,578
  Redeemable preferred stock................................        --         --         --         --     61,442
  Stockholders' equity......................................   132,301    149,763    179,358    200,454     81,355

------------------------------

Notes to Selected Consolidated Financial Data:

(1) Net of amounts capitalized and interest income.

(2) EBITDA (operating income plus depreciation and amortization and adjusted for certain non-recurring items) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We have presented EBITDA solely as supplemental disclosure because we believe that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. For fiscal 1999, EBITDA has been adjusted to exclude approximately $2.2 million of business development costs and $19.9 million of expended merger related costs. For fiscal 1998, EBITDA has been adjusted to exclude approximately $1.3 million of expensed merger related and business development costs; for fiscal 1997, EBITDA has been adjusted to exclude approximately $2.7 million of business development costs; for fiscal 1996 and fiscal 1995, EBITDA has been adjusted to exclude approximately $4.1 million and $2.1 million of pre-opening expenses, respectively; for fiscal 1995 EBITDA has been adjusted to include approximately $2.2 million of life insurance benefits.

(3) Of amounts shown, approximately $15.3 million for fiscal 1999, approximately $8.1 million for fiscal 1998, $11.6 million in fiscal 1997, $7.2 million in fiscal 1996 and $4.6 million in fiscal 1995 related to recurring capital expenditures for maintenance of the current facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We currently own and operate Harveys Resort, Harveys Wagon Wheel, Harveys Casino Hotel and Bluffs Run Casino. Until October 24, 1997, through our wholly-owned subsidiary, Harveys L. V. Management Company, Inc., we owned 40% of the equity interest in Hard Rock Hotel, Inc. which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. We managed the Las Vegas hotel and casino pursuant to a contract with Hard Rock Hotel, Inc. On October 24, 1997, we sold our 40% equity interest and our interest in the management contract to Hard Rock Hotel, Inc..

    The following table presents certain operating results for our properties. The operating results for Harveys Resort, which, since June 1, 1997, has been owned and operated by Harveys Tahoe Management Company, Inc. are presented, for all periods, excluding the effects of corporate and future business development expenses. Those expenses are presented under the caption "Corporate and Development." The operating results of Harveys L.V. Management Company, Inc., include the fees earned for managing the operations of Hard Rock Hotel and Casino and the 40% equity interest in the income of the Hard Rock Hotel and Casino through the date of the sale, October 24, 1997.

RESULTS OF OPERATIONS

                                                                1997       1998       1999
                                                              --------   --------   --------
Net Revenues
  Harveys Resort............................................  $129,970   $133,454   $140,546
  Harveys Casino Hotel......................................    99,641    113,541    124,128
  Bluffs Run Casino.........................................        --         --     18,802
  Harveys Wagon Wheel.......................................    49,445     62,514     56,475
  Harveys Las Vegas Management Co...........................     4,507         --         --
                                                              --------   --------   --------
      Total Net Revenues....................................  $283,563   $309,509   $339,951
                                                              ========   ========   ========
Operating Income (Loss)
  Harveys Resort............................................  $ 23,674   $ 23,768   $ 26,542
  Harveys Casino Hotel......................................    17,630     21,824     25,663
  Bluffs Run Casino.........................................        --         --      3,852
  Harveys Wagon Wheel.......................................     9,848     14,107     10,116
  Harveys Las Vegas Management Co...........................     4,308         --         --
  Corporate and Development.................................   (11,490)   (12,548)   (12,146)
                                                              --------   --------   --------
                                                                43,970     47,151     54,027
  Business Development, Consent Fee and Merger Costs........    (2,690)    (1,314)   (22,061)
                                                              --------   --------   --------
      Total Operating Income................................  $ 41,280   $ 45,837   $ 31,966
                                                              ========   ========   ========
EBITDA (1)
  Harveys Resort............................................  $ 32,125   $ 33,160   $ 36,433
  Harveys Casino Hotel......................................    24,285     29,065     33,869
  Bluffs Run Casino.........................................        --         --      5,619
  Harveys Wagon Wheel.......................................    13,114     17,731     14,113
  Harveys Las Vegas Management Co...........................     4,507         --         --
  Corporate and Development.................................   (10,984)   (12,009)    (8,675)
                                                              --------   --------   --------
      Total EBITDA..........................................  $ 63,047   $ 67,947   $ 81,359
                                                              ========   ========   ========

--------------------------

(1) EBITDA (operating income plus depreciation and amortization and adjusted for certain non-recurring items) should not be construed as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We have presented EBITDA solely as supplemental disclosure because we believe that it allows for a more complete analysis of results of operations. Because companies do not calculate EBITDA identically, the presentation of EBITDA herein is not necessarily comparable to similarly entitled measures of other companies. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1998

    Meaningful comparisons of our overall financial results for fiscal 1999 and 1998 can be difficult because of the recognition of business development write-offs, the consent fee and merger-related costs and the extraordinary loss on the early retirement of debt. The following summary discussion of our consolidated financial results excludes the effects of those charges from all periods. Our fiscal 1999 results are also affected by our October 6, 1999 acquisition of the net assets of Bluffs Run Casino and our subsequent management of that facililty.

    Our consolidated net revenues for fiscal year 1999 were $340.0 million, a $30.4 million , or 9.8% improvement over the prior year. Bluffs Run Casino provided $18.8 million of the net revenue growth. On a same-store comparison, net revenues improved by $11.6 million, or 3.8%, over net revenues for fiscal 1998. Substantial growth in net revenues from our Lake Tahoe property in the first quarter of fiscal 1999, along with moderate growth for the balance of the year and the continuing strong revenues from our Council Bluffs operations more than offset declines from our Central City property. Our operating income, excluding our business development write-offs, the consent fee and merger-related costs, was $54.0 million for fiscal 1999. Excluding the contribution from Bluffs Run Casino, operating income amounted to $50.2 million. This was an improvement of $3.0 million, or 6.4%, over the prior year.

    LAKE TAHOE, NEVADA. Our net revenues from Lake Tahoe for the year ended November 30, 1999 amounted to $140.5 million, an increase of $7.1 million, or 5.3%, over our net revenues recorded for fiscal 1998. All operating areas experienced revenue improvements, primarily as a result of strong first quarter wagering volume and hotel occupancy. Our Lake Tahoe operating profit of $26.5 million for fiscal 1999 improved by $2.8 million, or 11.7 %, as a result of our improved first and fourth quarters.

    COUNCIL BLUFFS, IOWA. Our net revenues from Council Bluffs for the year ended November 30, 1999 amounted to $124.1 million, an increase of $10.6 million, or 9.3%, over our net revenues recorded in fiscal 1998. Revenue improvements were the result of increased wagering volume, hotel occupancy and food covers. Our Council Bluffs operating profit of $25.7 million improved by $3.8 million, or 17.5%, driven primarily by casino revenues and profits.

    We have constructed a new parking facility at our Council Bluffs property that offers 1,630 parking spaces and features climate-controlled access to the adjacent casino. We opened the new parking facility ahead of schedule in early October.

    BLUFFS RUN CASINO. Our purchase of the net assets of Bluffs Run Casino on October 6, 1999 and the subsequent management of the operations of that property, provided net revenues for the 56 days ended November 30, 1999 of $18.8 million and operating profit of $3.9 million.

    CENTRAL CITY, COLORADO. Our net revenues from Central City for the year ended November 30, 1999 amounted to $56.5 million, a decrease of $6.0 million, or 9.7%, from our net revenues recorded in fiscal 1998. Approximately $5.8 million of revenue decline was in our casino revenues and is principally the result of the opening of new competition in Black Hawk in mid to late 1998. Another new casino opened in Black Hawk in early 2000 and still another is expected to open in the spring. Our Central City operating profit of $10.1 million declined $4.0 million, or 28.3%, principally as a result of the decline in our casino revenues and profits and an increase in marketing and advertising expenditures in response to the new competition.

    OTHER FACTORS AFFECTING RESULTS OF OPERATIONS-- Our results for the year ended November 30, 1999 were affected by several other factors, including: the write-off of certain business development costs, increases in depreciation and amortization, decreases in corporate expenses, increases in interest expense, the expense of a consent fee and merger-related costs, an extraordinary loss on the early retirement of debt, and changes in our effective tax rate.

    In the second quarter of fiscal 1999, we decided not to pursue our current business development plans in Las Vegas, Nevada and wrote off approximately $2.0 million of costs we had previously deferred. This write-off and other minor business development charges amounted to approximately $2.2 million for fiscal 1999.

    Depreciation and amortization expense for fiscal 1999 increased approximately $5.4 million to $26.2 million. Approximately $3.0 million of this increase was attributable to the write-off of the cost in excess of net assets acquired as a result of the February merger and the October acquisition of the net assets of Bluffs Run Casino. The balance of the increase for fiscal 1999 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger and the acquisition.

    Our corporate expense for fiscal 1999 amounted to approximately $8.7 million, excluding depreciation and amortization, compared to approximately $12.0 million for the fiscal 1998 period. The savings were principally the result of the elimination of our long-term incentive plan, the elimination of compensation paid to non-employee members of our board of directors and the reduction in the amount of expense we recognize in relation to our pension and postretirement benefit plans. These eliminations and reductions were a result of the merger.

    As a result of the merger financing and the financing of the Bluffs Run Casino acquisition, our debt and fixed charge obligations increased. In February 1999, we assumed $172 million that Harveys Acquisition Corporation had borrowed to partially finance the merger. Subsequently, we used our available short-term cash equivalent investments to repay a portion of the borrowings. In October 1999, we financed 100% of the Bluffs Run Casino acquisition and related closing and transaction costs. Consequently we have experienced a decrease in our interest income and an increase in our interest expense. For fiscal 1999, our net interest expense was approximately $26.8 million versus approximately $15.6 million for the prior year.

    Our results for fiscal 1999 were also diminished by the effects of the consent fee and merger-related costs of approximately $19.9 million incurred at the time of the merger.

    In connection with the merger, our existing credit agreement was retired. Upon retirement, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. That expense of approximately $869,000, net of tax of $275,000, was included as an extraordinary item in our results for fiscal 1999.

    We believe some portion of the merger-related expenses are not tax deductible. This reduced the effective tax rate applied to our loss for the period prior to the merger (December 1, 1998 through February 1, 1999) to approximately 24%. The reduced tax rate applied to our loss had the effect of reducing the tax benefit we expect from the pre-merger period loss by approximately $2.4 million.

FISCAL YEAR ENDED NOVEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1997

    Our consolidated net revenues for fiscal year 1998 were $309.5 million, an increase of $25.9 million, or 9.2%, from the $283.6 million recorded in fiscal 1997. The 1997 net revenues included $4.5 million resulting from our equity interest and management fees related to the Hard Rock Hotel and Casino. We sold our equity interest in and our rights under the management contract relative to the Hard Rock Hotel and Casino in October 1997. On a same-store comparison, net revenues for fiscal 1998 improved by $30.5 million, or 10.9%, over fiscal 1997. The increase was attributable to growth in net revenues at all our other operations. Consolidated operating income, excluding business development write-offs from both fiscal years and merger related costs from fiscal 1998, improved by $3.2 million.

    LAKE TAHOE, NEVADA. Our net revenues from Lake Tahoe for the fiscal year ended November 30, 1998 amounted to $133.5 million, an increase of $3.5 million, or 2.7%, over our net revenues recorded for fiscal 1997. All operating areas experienced revenue improvements due, in part to a decrease in weather-related road closures or controls in the first quarter of 1998 compared to 1997. Our Lake Tahoe operating profits of $23.8 million for fiscal 1998 improved by $0.1 million, or 0.4%.

    COUNCIL BLUFFS, IOWA. Our net revenues for the year ended November 30, 1998 amounted to $113.5 million, an increase of $13.9 million, or 13.9%, over our net revenues recorded in fiscal 1997, due in part, to the casino expansion which opened near the end of the first quarter of fiscal 1998. Our Council Bluffs operating profit of $21.8 million improved by $4.2 million, or 23.8%, driven by casino and food revenues and profits.

    CENTRAL CITY, COLORADO. Our net revenues for the year ended November 30, 1998 amounted to $62.5 million, an increase of $13.1 million, or 26.4%, over our net revenues recorded in fiscal 1997, due in part to a full year of availability of additional on-site parking added by the opening of the 530-space parking garage in June 1997. Our Central City operating profit of $14.1 million improved by $4.3 million, or 43.3%, driven by casino revenues and profit.

    OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - Our results for the year ended November 30, 1998 were affected by several other factors, including the write-off of certain business development costs, increase in depreciation and amortization, increase in corporate expenses, decrease in interest expense, the expense of merger-related costs, and the sale of our interest in the Hard Rock Hotel and Casino.

    In the fourth quarter of fiscal 1998, we decided not to pursue our current business development plans in specific geographic areas where there was a potential for approval of casino gaming and wrote off approximately $96,000 of costs we had previously deferred, compared to approximately $2.7 million for fiscal 1997.

    Depreciation and amortization expense for fiscal 1998, increased approximately $1.7 million to $20.8 million. Approximately $0.4 million of this increase was attributable to the disposal of Lake Tahoe assets to facilitate the construction of a Hard Rock Cafe, with the balance of the increase attributable to the completion of the parking garage in Colorado and other replacements and improvements.

    Our corporate expenses for fiscal 1998 amounted to approximately $12.0 million, excluding depreciation and amortization, compared to approximately $11.0 million for fiscal 1997.

    Our interest expense, net of interest income and interest capitalized, decreased by approximately $3.3 million to $15.6 million for fiscal 1998. The decrease was attributable to the use of a portion of the proceeds from the sale of our interests in the Hard Rock Hotel and Casino to pay the outstanding balance under our credit facility, thereby reducing interest expenses. The balance of the proceeds was invested in cash equivalents, resulting in an increase in interest income. Approximately $0.4 million of interest expense was capitalized during fiscal 1997 in connection with the construction of the parking facility in Central City. No interest was capitalized during fiscal 1998.

    Our results for fiscal 1998 were also diminished by the effect of the merger-related costs of approximately $1.2 million incurred prior to the merger.

    In the fourth quarter of fiscal 1997, as a result of the sale of our interests in the Hard Rock Hotel and Casino, the Company received $45.0 million cash and an additional $1.2 million cash in satisfaction of a note and other amounts due the Company at the time of the sale. The Company recognized a gain of approximately $27.4 million on the transaction.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the February 2, 1999 merger and the October 6, 1999 acquisition of Bluffs Run Casino, our leverage and fixed charge obligations increased substantially.

    Harveys Acquisition Corporation financed the February 2, 1999 merger with the following:

    - proceeds of approximately $75 million from the issuance of its Class A Common Stock to Colony HCR Voteco and its Class B Common Stock to Colony Investors III;

    - proceeds of approximately $55 million from the issuance of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock to Colony HCR Voteco and its Series B 13 1/2% Senior Redeemable Convertible Cumulative Preferred Stock to Colony Investors III;

    - borrowings of $172 million; and

    - Harveys' available cash.

    Immediately following the merger; the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Additionally, we replaced our existing bank credit facility with an amended and restated credit facility, under which we assumed the liability for Harveys Acquisition Corporation's initial borrowing of $172 million.

    On October 6, 1999, we completed the purchased of the net assets of Bluffs Run Casino. We paid Iowa West Racing Association approximately $115 million in cash and we may pay additional consideration of up to $50 million. The conditional consideration to be paid depends on the outcome of a required referendum on the continuation of gaming at pari-mutuel racetracks to be decided in 2002 by the voters of Pottawattamie County, Iowa.

    We financed 100% of the cash purchase price of the net assets of Bluffs Run Casino. In doing so, we amended our credit facility again to, among other things, increase the maximum available balance from $185 million to $335 million. We also entered into a letter of credit agreement to support $45 million of the $50 million of contingent consideration. The letter of credit exposure reduces the amount available to us under the bank credit facility.

    Other sources of cash during fiscal 1999 included approximately $42.1 million of cash flow from operations, $10.7 million from the sale of marketable securities and the collection of approximately $1.8 million in full payment of notes due to us from a related party. Other uses of cash included the payment of approximately $19.9 million for a consent fee and for merger related costs, payment of approximately $5.2 million in debt issuance costs related to the two amendments to our bank credit facility, payment of approximately $1.6 million of closing and transaction costs related to the Bluffs Run Casino transaction and approximately $29 million for capital improvements including approximately $13.2 million paid on the construction of our parking garage in Council Bluffs.

    As a result of the above, our cash and cash equivalents decreased by $34.8 million, from $67.3 million at November 30, 1998 to $32.5 million at November 30, 1999. Additionally, our outstanding debt increased from $150 million at the end of fiscal 1998 to approximately $393.9 million at the end of fiscal 1999, excluding the unamortized premium on our senior subordinated notes. Our debt at November 30, 1999 consisted of $150 million of senior subordinated notes and approximately $243.9 million outstanding under our amended bank credit facility.

    In addition to our debt, we were obligated at November 30, 1999 for an aggregate of approximately $61.4 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and the unpaid dividends accrued thereon.

    Our amended bank credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis, beginning August 31, 2000. Given our outstanding balance at November 30, 1999 and our anticipated sources and uses of cash for fiscal year 2000, we do not expect to be subject to any mandatory principal payment requirements in fiscal year 2000. Interest on borrowings outstanding under the credit facility are payable, at our option, at either the London Inter-Bank Offering Rate ("LIBOR") or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA. The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million, 10 5/8% Senior Subordinated Notes due 2006, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature. Specifically, the credit facility prohibits the payment of cash dividends on our preferred stock, unless the Leverage Ratio is less than or equal to 3 to 1. "Leverage Ratio" is calculated as the ratio of our total indebtedness to EBITDA.

    Our senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. Early in fiscal 1999, we amended the indenture with the changes becoming operative at the time of the merger, February 2, 1999. We sought and received the consent of the holders of our senior subordinated notes to:

    - the one-time waiver of the applicability of the indenture to the merger, including the waivers of (i) the change of control covenant in the indenture and (ii) the "Merger, Consolidation or Sale of Assets" provision in the Indenture that might have restricted the financing of the merger and related transactions, and

    - the amendment of the definition of "Consolidated Cash Flow" in the indenture to add back certain costs related to the merger.

    Interest on the senior subordinated notes is payable semi-annually on June 1 and December 1 of each year. The senior subordinated notes mature on June 1, 2006. The senior subordinated notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter.

    The indenture contains certain covenants that impose limitations on, among other things:

    - the incurrence of additional indebtedness,

    - the payment of dividends,

    - the repurchase of capital stock and the making of certain other restricted payments and restricted investments (as defined in the indenture),

    - mergers, consolidations and sales of assets by the Company,

    - the creation or incurrence of liens on the assets of the Company, and

    - transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture).

    These limitations are subject to a number of qualifications and exceptions as described in the Indenture.

    Our Series A Preferred and Series B Preferred are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value. To the extent we do not pay the dividends in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2%. The Series A Preferred and Series B Preferred are subject to mandatory redemption on February 1, 2011 for cash at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem the Series A Preferred and the Series B Preferred at any time for cash at the liquidation value plus any accrued and unpaid dividends. The certificate of designation for the preferred stock contains covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. Upon the receipt of all applicable gaming approvals the Series A Preferred and Series B Preferred are convertible at any time on or before February 1, 2002, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at our election, may be satisfied with additional shares of the corresponding common stock having a fair market value equal to the amount of accrued dividends.

    As of November 30, 1999, we were in compliance with the covenants under the amended and restated credit facility, the indenture and the certificate of designation.

    At the end of fiscal year 1999, we had approximately $45.3 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $32.5 million.

    We have budgeted $18.3 million for maintenance capital expenditures and property improvements and approximately $2.0 million for final payments on the construction of the parking garage at our Council Bluffs property in fiscal 2000. We believe that our existing cash and cash equivalents, cash flows from operations and our borrowing capacity under the credit facility will be sufficient to meet the cash requirements of our existing operations for at least the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. We currently believe that our capital expenditures beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the credit facility. We do not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on the preferred stock prior to 2004 because of, among other reasons, restrictions in the credit facility and the indenture on the payment of cash dividends.

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

    In 1997, we established a task force to coordinate our response to the Year 2000 Problem. This task force includes our Chief Executive Officer, Chief Financial Officer and the Director of Information Services as well as support staff.

    We completed the implementation of our corrective action plan prior to calendar year-end. To date, we have not experienced any significant system failures or miscalculations causing disruptions of normal business operations. We continue to use internal resources to evaluate our effectiveness in achieving our corrective action plan objectives and are not aware of any potential Year 2000 Problem that may yet occur.

    We estimate that our costs to achieve Year 2000 compliance, including those costs that we capitalized, were approximately $4.4 million. We incurred costs of approximately $1.0 million in fiscal year 1998, including approximately $0.7 million that we capitalized. We expended approximately $3.4 million in fiscal 1999 of which we capitalized approximately $2.7 million. We believe that our expenditures in fiscal 2000 will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates. We had no variable rate debt at November 30, 1998, however, as a result of the fiscal 1999 financing of the merger and the purchase of the net assets of Bluffs Run Casino in part through the bank facility, we now have variable rate debt. The amount outstanding under the bank facility at November 30, 1999 was $243.9 million, subject to a weighted-average interest rate of 8.39%. Assuming an identical outstanding balance for all of fiscal year

2000, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the year by approximately $2,439,000.

    Additionally, the fair value of our fixed rate long-term debt, consisting of the $150 million of senior subordinated notes and the $6.7 million unamortized premium on the senior subordinated notes at November 30, 1999, and the fair value of our fixed rate preferred stock issued as part of the merger financing, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at November 30, 1999 would have decreased the fair value of our fixed rate long-term debt by approximately $14.0 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at November 30, 1999 by approximately $17.1 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $4.0 million at November 30, 1999. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of the preferred stock by approximately $4.7 million.

    The Company did not enter into any derivative financial contracts in fiscal 1998 or 1999. Effective March 1, 2000, the Company entered into an interest rate cap agreement with a notional amount of $48 million. The Company may use additional derivative financial instruments in the future as a risk management tool. The Company does not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 43.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 12, 1999, Deloitte & Touche LLP, who had previously been engaged as the principal accountant to audit the financial statements of Harveys Casino Resorts was dismissed as the Company's independent accountant.

    Deloitte and Touche LLP's reports on the financial statements of the Company for each of the past two fiscal years preceding the change in accountants did not contain an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Company's most recent two fiscal years preceding the change in accountants there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference to the subject matter of the disagreement in connection with their report.

    During the Company's most recent two fiscal years preceding the change in accountants there were no "reportable events" as listed in paragraph (a)(1)(v) of Item 304 of Regulations S-K.

    On March 12, 1999, Ernst & Young LLP was selected as the principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The table below sets forth the directors and executive officers of the Company as of the date hereof:

NAME                        AGE                                 POSITION
----                      --------                              --------
Thomas J. Barrack,           52
Jr.(1)..................             Chairman of the Board of Directors
Charles W. Scharer......     44      President and Chief Executive Officer; Director
John J. McLaughlin(3)...     44      Senior Vice President, Chief Financial Officer, Secretary and
                                     Treasurer
Gary D. Armentrout......     52      Senior Vice President - Business Development and Government
                                     Relations
James J. Rafferty.......     44      Senior Vice President - Corporate Marketing
John R. Bellotti........     42      Senior Vice President of Human Resources
Edward B. Barraco.......     55      Senior Vice President and General Manager - Harveys Wagon Wheel
William R. Stephens.....     51      Senior Vice President and General Manager - Harveys Resort
Verne H. Welch, Jr......     62      Senior Vice President and General Manager - Harveys Casino
                                     Hotel
Kelvin L. Davis (1).....     36      Director

    THOMAS J. BARRACK, JR. serves as Chairman of the Board of Directors of the Company. Mr. Barrack became a director at the effective time of the merger, February 2, 1999, pursuant to an Agreement and Plan of Merger dated as of February 1, 1998 and was appointed Chairman of the Board at that time. Mr. Barrack also holds a minority interest in Colony HCR Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, Inc. and Colony Advisors, Inc. since August 1997. Colony Capital, Inc. and Colony Advisors, Inc. are international real estate investment and management firms. Mr. Barrack served as President of Colony Capital, Inc. and Colony Advisors, Inc. from August 1992 and September 1991, respectively, until August 1997. Mr. Barrack is a Director of Continental Airlines, Inc., a commercial airline, Public Storage, Inc., a developer, owner and operator of self-storage facilities, Kennedy-Wilson, Inc., a worldwide real estate marketing, brokerage and investment services company and Kerry Properties Limited, a Hong Kong-based real estate company.

    CHARLES W. SCHARER serves as a Director and President and Chief Executive Officer of the Company. He was appointed President and Chief Executive Officer of the Company effective December 1, 1995. He has served as a director of the company since April 1995 and served as Chairman of the Board of Directors from May 1, 1997 to the date of the merger, February 2, 1999. Prior to becoming President and Chief Executive Officer of the company, Mr. Scharer served as Executive Vice President from August 1995. He was appointed Chief Financial Officer in July 1993 and Treasurer in September 1993.

    JOHN J. MCLAUGHLIN serves as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. He was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in March 1996. Mr. McLaughlin became Secretary of the Company as of the date of the merger, February 2, 1999. He joined the Company in September 1995 as Chief Financial Officer. From January 1993 until September 1995, he was Chief Financial Officer of President Riverboat Casino, Inc. Mr. McLaughlin is a Certified Public Accountant.

    GARY D. ARMENTROUT serves as Senior Vice President - Business Development and Government Relations. He has served as Senior Vice President - Business Development and Government Relations of the Company since May 1995. In this position he has been responsible for identifying and pursuing the development of new projects for the Company. Prior to joining the Company, Mr. Armentrout was employed by President Riverboat Casinos, Inc. where he served as Vice President -Gaming from May 1990 until June 1994 when he was appointed Vice President - Gaming Development.

    JAMES J. RAFFERTY serves as Senior Vice President - Corporate Marketing. He was appointed Corporate Vice President of Marketing of the Company in December 1995 and was promoted to Senior Vice President of Corporate Marketing in 1997. Mr. Rafferty served as Vice President, Marketing -Lake Tahoe from 1992 to 1995.

    JOHN R. BELLOTTI serves as Senior Vice President of Human Resources. He was appointed Corporate Vice President of Human Resources of the Company in August 1997 and was promoted to Senior Vice President of Human Resources in December, 1999. Prior to joining the Company in August 1997, Mr. Bellotti was employed by Hyatt Hotels Corporation, serving most recently as Assistant Vice President of Human Resources from 1993 to 1997.

    EDWARD B. BARRACO serves as Senior Vice President and General Manager - Harveys Wagon Wheel. He has served as the Company's Senior Vice President and General Manager - Harveys Wagon Wheel since July 1995. From 1985 to 1995, Mr. Barraco served as Assistant General Manager - Lake Tahoe, where he was responsible for overseeing all aspects of the operation on an assigned shift.

    WILLIAM R. STEPHENS serves as Senior Vice President and General Manager - Harveys Resort. He was appointed Senior Vice President and General Manager - Harveys Resort in May 1999. Prior to assuming his current position, Mr. Stephens was employed by the Hard Rock Hotel/Casino in Las Vegas where he was the director of casino operations from the opening in 1995 until 1996 when he was promoted to the vice president of casino operations.

    VERNE H. WELCH, JR. serves as Senior Vice President and General Manager - Harveys Casino Hotel. He has served as Senior Vice President and General Manager -Harveys Casino Hotel since September 1995. Prior to moving to the Council Bluffs property, Mr. Welch served as Senior Vice President and General Manager - Lake Tahoe from December 1993 to September 1995. From 1988 to December 1993, he served as Vice President - Casino Operations.

    KELVIN L. DAVIS serves as a Director. Mr. Davis became a director at the time of the merger, February 2, 1999 pursuant to an Agreement and Plan of Merger dated as of February 1, 1998. Mr. Davis also holds a majority membership interest in Colony HCR Voteco. Mr. Davis is a partner with the Texas Pacific Group, an international private equity investment firm. Prior to joining the Texas Pacific Group in March, 2000, Mr. Davis served as President and Chief Operating Officer of each of Colony Capital, Inc. and Colony Advisors, Inc. since August 1997. He served as Executive Vice President of Colony Capital, Inc. and Colony Advisors, Inc. from August 1992 and September 1991, respectively, to August 1997. Mr. Davis is a director of Franchise Finance Corporation of America, a specialty real estate financing company, and Crestline Capital Corp., a hotel and senior living community company.

    Mark Hedstrom, Chief Financial Officer of Colony Capital, Inc. serves as a non-voting observer on the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3,4 and 5 they file.

    Based solely on our review of the copies of the forms we received, we believe that all our executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 1999.

LEGAL PROCEEDINGS INVOLVING DIRECTORS, OFFICERS, AFFILIATES OR BENEFICIAL OWNERS

    No director, officer or affiliate of the Company or beneficial owner of more than 5% of our outstanding shares of common stock, or any associate thereof, is a party adverse to the Company or any of our subsidiaries in any lawsuit or has a material adverse interest thereto.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation earned by the Chief Executive Officer of the Company, the other four most highly compensated executive officers of the Company and a former executive officer who would have been one of the other four most highly compensated executive officers had he continued to be an executive officer through the end of the fiscal year. The compensation set forth is for services rendered to the Company in all capacities during the last three fiscal years ended November 30, 1999 (the six individuals are referred to in this report as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL                       LONG-TERM
                                                  COMPENSATION                      AWARDS
                                               -------------------                ----------
                                                                     RESTRICTED   SECURITIES
                                                                       STOCK      UNDERLYING     LTIP        ALL OTHER
                                 YEAR ENDED     SALARY     BONUS       AWARD       OPTIONS      PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION     NOVEMBER 30,     ($)        ($)        ($)(1)        (#)        ($)(2)        ($)(3)
---------------------------     ------------   --------   --------   ----------   ----------   ---------   -------------
Charles W. Scharer                  1999        520,000    520,000     522,032        36,360   1,210,795          20,313
President and Chief Executive       1998        467,500    448,800          --            --     118,034          17,400
Officer and Director                1997        428,462    360,000          --       183,500      81,384          11,067

Stephen L. Cavallaro (4)            1999        372,385     73,750     406,026        28,280     617,621          12,456
Chief Operating Officer             1998        351,346    263,630          --            --      80,964          12,905
                                    1997        333,462    240,000          --        48,800      61,718           9,115

John J. McLaughlin                  1999        294,077    222,358     348,022        24,240     392,744           4,800
Senior Vice President, Chief        1998        250,000    179,250          --            --          --           4,800
Financial Officer, Treasurer        1997        221,346    165,000          --        41,000          --           6,735
and Secretary

Gary D. Armentrout                  1999        240,000    129,600     174,011         9,090     354,475           4,800
Senior Vice President -             1998        236,359    128,510          --            --          --           4,800
Business
Development and Government          1997        234,598    130,000          --        41,000          --           5,512
Relations

James J. Rafferty                   1999        192,000    117,000     174,011         9,090     274,503           8,016
Senior Vice President -             1998        183,771    105,330          --                        --           4,800
Corporate Marketing                 1997        166,635    100,000          --        14,900          --           4,750

Verne H. Welch, Jr.                 1999        213,077    135,775     174,011         9,090     301,583          29,649
Senior Vice President               1998        201,194    125,931                        --      45,422          25,331
and General Manager -               1997        189,707    116,000          --        14,700      43,027          17,569
Harveys Casino Hotel

------------------------------
(1) In the case of Mr. Scharer, represents the market value ($19.1431) of 27,270 shares of restricted stock awarded to Mr. Scharer on February 2, 1999. In the case of Mr. Cavallaro, represents the market value ($19.1431) of 21,210 shares of restricted stock awarded to Mr. Cavallaro on February 2, 1999. Mr. Cavallaro's shares were forfeited on his termination of employment with the Company. In the case of Mr. McLaughlin, represents the market value ($19.1431) of 18,180 shares of restricted stock awarded to Mr. McLaughlin on February 2, 1999. In the case of Mr. Armentrout, Mr. Rafferty and Mr. Welch, represents the market value ($19.1431) of 9,090 shares of restricted stock awarded to each of them on February 2, 1999.

(2) In fiscal year 1994, the Company adopted a long-term incentive plan. At the effective time of the merger, the plan was terminated and the participants, including the Named Executive Officers, each received a lump sum payment at maximum value. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(3) Amounts include the Company's 401(k) Plan contributions, payments of term life insurance premiums and above-market rate interest earned on deferred compensation. In fiscal 1999, the Company's 401(k) Plan contributions were $4,800 for each of the Named Executive Officers. In fiscal 1999, the Company paid a premium of $1,130 on a term life insurance policy insuring the life of Mr. Scharer. In fiscal 1999, the above-market rate interest earned by Mr. Scharer, Mr. Cavallaro, Mr. Rafferty and Mr. Welch on deferred compensation amounted to $14,383, $7,656, $3,216 and $24,849, respectively.

(4) On October 31, 1999, Mr. Cavallaro terminated his employment with the
    Company.

OPTION GRANTS

    The tables below set forth certain information regarding options granted to the Named Executive Officers during fiscal year 1999:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                                                     -----------------------                POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                      PERCENTAGE                              ANNUAL RATES OF
                                        NUMBER OF      OF TOTAL                                 STOCK PRICE
                                          SHARES       OPTIONS      EXERCISE                  APPRECIATION FOR
                                        UNDERLYING    GRANTED TO     PRICE                      OPTION TERM
                                         OPTIONS     EMPLOYEES IN     ($/      EXPIRATION   --------------------
NAME                                     GRANTED     FISCAL YEAR     SHARE)       DATE       5% ($)     10% ($)
----                                    ----------   ------------   --------   ----------   --------   ---------
Charles W. Scharer....................      36,360         19.22     20.06      2/2/2009     404,399   1,075,975
Stephen L. Cavallaro (1)..............      28,280         14.95     20.06      2/2/2009          --          --
John J. McLaughlin....................      24,240         12.81     20.06      2/2/2009     269,600     717,317
Gary D. Armentrout....................       9,090          4.80     20.06      2/2/2009     101,100     268,994
James J. Rafferty.....................       9,090          4.80     20.06      2/2/2009     101,100     268,994
Verne H. Welch, Jr....................       9,090          4.80     20.06      2/2/2009     101,100     268,994

--------------------------

(1) Mr. Cavallaro's options were forfeited on his October 31, 1999 termination of employment with the Company.

OPTION EXERCISES AND HOLDINGS

    The table below sets forth information concerning the exercise of options during the fiscal year ended November 30, 1999 and unexercised options held at the end of the year by the Named Executive Officers.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUE

                                                            NUMBER OF SHARES         VALUE OF UNEXERCISED IN-THE-
                                          AGGREGATE      UNDERLYING UNEXERCISED         MONEY OPTIONS AT FISCAL
                                            VALUE      OPTIONS AT FISCAL YEAR END          YEAR END ($) (2)
                       SHARES ACQUIRED   -----------   ---------------------------   -----------------------------
NAME                   ON EXERCISE (#)   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                   ---------------   -----------   -----------   -------------   ------------   --------------
Charles W. Scharer...      215,500       $2,727,960           --         36,360             --              --
Stephen L.
  Cavallaro..........       78,800        1,042,113           --             --             --              --
John J. McLaughlin...       41,000          504,169           --         24,240             --              --
Gary D. Armentrout...       41,000          504,169           --          9,090             --              --
Verne H. Welch,
  Jr.................       44,700          622,792           --          9,090             --              --
James J. Rafferty....       32,450          441,687           --          9,090             --              --

------------------------

(1) At the effective time of the merger, February 2, 1999, all outstanding unvested stock options vested. At that time, all outstanding stock options were canceled in return for a cash payment equal to the product of (i) the number of shares of Harveys common stock subject to the option and (ii) the excess of $28.7343 ( the price paid per share of Harveys common stock in the merger) over the exercise price per share of Harveys common stock as provided in the stock options. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the options.

LONG-TERM INCENTIVE PLAN

    In fiscal year 1994, the Company adopted a Long-Term Incentive Plan. At the effective time of the merger, the Long-Term Incentive Plan was terminated, and all the Named Executive Officers received lump sum payments at maximum in connection therewith. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". These payments are included in the Summary Compensation Table. The table below sets forth awards made to Named Executive Officers in fiscal year 1998, the last year of awards, under the Company's Long-Term Incentive Plan.

             LONG-TERM INCENTIVE PLANS--AWARDS IN FISCAL YEAR 1998

                                                                                        ESTIMATED FUTURE PAYOUTS
                                                                                                  UNDER
                               NUMBER OF                                               NON-STOCK PRICE-BASED PLANS
                             SHARES UNITS      PERFORMANCE OR OTHER PERIOD UNTIL     -------------------------------
NAME                        OR OTHER RIGHTS           MATURATION OR PAYOUT           THRESHOLD    TARGET    MAXIMUM
----                        ---------------   ------------------------------------   ---------   --------   --------
Charles W. Scharer........         --         Three years ending November 30, 1998    $35,063    $70,125    $105,188
                                   --         Three years ending November 30, 1999    $35,063    $70,125    $105,188
                                   --         Three years ending November 30, 2000    $58,438    $85,708    $120,771
Stephen L. Cavallaro......         --         Three years ending November 30, 1998    $20,505    $41,009    $ 61,514
                                   --         Three years ending November 30, 1999    $20,505    $41,009    $ 61,514
                                   --         Three years ending November 30, 2000    $20,505    $41,009    $ 61,514
John J. McLaughlin........         --         Three years ending November 30, 1998    $12,500    $25,000    $ 37,500
                                   --         Three years ending November 30, 1999    $12,500    $25,000    $ 37,500
                                   --         Three years ending November 30, 2000    $12,500    $25,000    $ 37,500
Gary D. Armentrout........         --         Three years ending November 30, 1998    $11,804    $23,608    $ 35,412
                                   --         Three years ending November 30, 1999    $11,804    $23,608    $ 35,412
                                   --         Three years ending November 30, 2000    $11,804    $23,608    $ 35,412
James J. Rafferty.........         --         Three years ending November 30, 1998    $ 8,750    $17,500    $ 26,250
                                   --         Three years ending November 30, 1999    $ 8,750    $17,500    $ 26,250
                                   --         Three years ending November 30, 2000    $ 8,750    $17,500    $ 26,250
Verne H. Welch, Jr........         --         Three years ending November 30, 1998    $ 9,900    $19,800    $ 29,700
                                   --         Three years ending November 30, 1999    $ 9,900    $19,800    $ 29,700
                                   --         Three years ending November 30, 2000    $ 9,900    $19,800    $ 29,700

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The tables below set forth total benefits payable to executive employees, including certain of the Named Executive Officers, who participate in the Company's Supplemental Executive Retirement Plan. Amounts shown represent the aggregate amounts to which participating employees are entitled under the Supplemental Executive Retirement Plan.

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE
                              (SEVEN YEAR VESTING)

                                   ESTIMATED ANNUAL BENEFITS AT AGE 65 FOR REPRESENTATIVE
AVERAGE BASE                                        YEARS OF SERVICE ($)
COMPENSATION                      ---------------------------------------------------------
FOR FINAL FIVE YEARS ($)              3           4           5           6           7
------------------------          ---------   ---------   ---------   ---------   ---------
125,000.........................   12,500       25,000      37,500      50,000      62,500
150,000.........................   15,000       30,000      45,000      60,000      75,000
175,000.........................   17,500       35,000      52,500      70,000      87,500
200,000.........................   20,000       40,000      60,000      80,000     100,000
225,000.........................   22,500       45,000      67,500      90,000     112,500
250,000.........................   25,000       50,000      75,000     100,000     125,000
300,000.........................   30,000       60,000      90,000     120,000     150,000
400,000.........................   40,000       80,000     120,000     160,000     200,000
450,000.........................   45,000       90,000     135,000     180,000     225,000
500,000.........................   50,000      100,000     150,000     200,000     250,000

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE

                               (20 YEAR VESTING)

                                            ESTIMATED ANNUAL BENEFITS AT AGE 65 FOR
AVERAGE BASE                                  REPRESENTATIVE YEARS OF SERVICE ($)
COMPENSATION                               -----------------------------------------
FOR FINAL FIVE YEARS ($)                      5          10         15         20
------------------------                   --------   --------   --------   --------
125,000..................................   15,625     31,250     46,875     62,500
150,000..................................   18,750     37,500     56,250     75,000
175,000..................................   21,875     43,750     65,625     87,500
200,000..................................   25,000     50,000     75,000    100,000
225,000..................................   28,125     56,250     84,375    112,500
250,000..................................   31,250     62,500     93,750    125,000
300,000..................................   37,500     75,000    112,500    150,000
400,000..................................   50,000    100,000    150,000    200,000
450,000..................................   56,250    112,500    168,750    225,000
500,000..................................   62,500    125,000    187,500    250,000

    The seven year vesting plan presently covers approximately 19 current or former executive employees. The 20 year vesting plan, for those who began participation after October 1, 1994, covers approximately 8 executive employees. Plan benefits are based on a percentage of average base compensation earned during the participant's last five years of service. Base compensation is the participant's annual salary (but not bonuses or incentive compensation), which is the same as compensation depicted as salary in the Summary Compensation Table. Benefits are generally computed as a straight-line annuity, and are not subject to any deduction for social security benefits. Participants are entitled to receive benefits upon attaining age 65 and having become vested. Participants in the seven year vesting plan become 20% vested after having accumulated at least three years of service with the Company and vesting continues in 20% increments each year thereafter, with 100% vesting occurring upon completion of seven years of service. Participants in the 20 year vesting plan become 25% vested after having accumulated at least five years of service with the Company and vesting continues in 5% increments each year thereafter, with 100% vesting occurring upon completion of 20 years service. Amounts shown for seven years or 20 years of service in the respective tables above represent the maximum annual payments a participant may receive. Benefits under the Supplemental Executive Retirement Plan are payable for a period of 15 years.

    Prior to the merger, Mr. Scharer was fully vested under the terms of the seven year vesting plan, Mr. Cavallaro had approximately five years of credited service under the terms of the seven year vesting plan and Mr. McLaughlin had approximately three years of credited service under the terms of the twenty year vesting plan. Upon consummation of the Merger, the rights of Mr. Scharer, Mr. Cavallaro and Mr. McLaughlin to participate in the Supplemental Executive Retirement Plan were terminated, and they received lump sum payments in connection therewith. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Mr. Rafferty and Mr. Welch are fully vested under the terms of the seven year plan and Mr. Armentrout has approximately four and one-half years of credited service under the 20 year vesting plan.

COMPENSATION OF DIRECTORS

    For fiscal year 1998 and for that part of fiscal 1999 prior to the merger, non-employee directors were entitled to an annual retainer of $30,000, paid in quarterly installments, and an additional $1,000 for each board meeting attended. During those periods, non-employee committee members received $1,000 for each committee meeting attended, and the non-employee chairs of each of the Audit Committee and The Compensation Committee received $1,200 for each meeting attended.

    The Company had established an Outside Director's Retirement Plan pursuant to which each outside director and any employee-director who was not covered under the Company's Supplemental Executive Retirement Plan or Senior Supplemental Executive Retirement Plan and who had served five or more years, or his or her beneficiaries as applicable, was entitled to receive $25,000 per year for up to ten years upon the director's retirement, death or disability. The plan also provided for continuing medical insurance coverage under the Company's executive health plan for a period of up to ten years.

    Pursuant to the Change of Control Plan (i) all options granted to directors under the 1993 Non-Employee Director Stock Option Plan vested when the merger became effective, and (ii) members of the board of directors who were asked to resign as a result of the merger were paid their annual compensation for the balance of the term for which they were elected and were paid a lump sum payment of the compensation due under the Outside Directors' Retirement Plan.

    Directors who are also employees may be eligible to participate in the Company's employee incentive plans.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

    Prior to the merger, Charles W. Scharer served as Chairman of the Board, President and Chief Executive Officer under an employment contract with the Company. At the effective time of the merger, February 2, 1999, the existing contract was terminated and Mr. Scharer and the Company entered into a new employment contract. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Scharer serves as President and Chief Executive Officer under the new employment contract with the Company. The term of the contract began on February 2, 1999 and ends on February 2, 2004. The contract provides that
Mr. Scharer's initial salary will be $520,000 per year and will be reviewed at least annually. The contract also provides that Mr. Scharer is eligible to participate in the Company's management incentive plan or an equivalent annual bonus plan providing for payment of an annual bonus with thresholds and triggering events for payment based on the achievements of the Company's annual budget and other business plan targets determined by the board of directors. Under the contract, Mr. Scharer's maximum annual bonus will not be less than $360,000. Concurrent with the execution of the contract, Mr. Scharer received a restricted stock award consisting of 270 shares of Class A Common Stock and 27,000 shares of Class B Common Stock and a stock option to purchase 360 additional shares of Class A Common Stock and 36,000 additional shares of Class B Common Stock, each at a price of $20.06 per share, subject in all respects to the Company's

1999 Omnibus Incentive Plan, a Stock Option and Restricted Stock Agreement between Mr. Scharer and the Company dated February 2, 1999 and a Stockholders Agreement dated as of February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company. The employment contract is terminable at any time (upon 30 days prior written notice) by Mr. Scharer or the Company. If the contract is terminated by the Company for reason other than cause, Mr. Scharer is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits for a period following termination. The contract provides that if Mr. Scharer's employment with the Company is terminated as a result of or in connection with a change of control of the Company, Mr. Scharer is entitled to a lump sum payout at a maximum of the bonus otherwise payable to him with respect to the then current fiscal year under the Company's annual bonus plan, prorated through the effective date of such termination of employment. Under the contract, Mr. Scharer is also entitled to a lump sum payout at a maximum of the otherwise payable bonus should the Company's annual bonus plan be terminated or amended so as to materially adversely affect him.

    Prior to the merger, John J. McLaughlin served as Senior Vice President, Chief Financial Officer and Treasurer under an employment contract with the Company. At the effective time of the merger, February 2, 1999, the existing contract was terminated and Mr. McLaughlin and the Company entered into a new employment contract. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. McLaughlin serves as Senior Vice President, Chief Financial Officer and Treasurer under the new employment contract with the Company. On February 2, 1999, Mr. McLaughlin was also appointed Secretary of the Company. The term of the contract began as of February 2, 1999 and terminates on February 2, 2004. Mr. McLaughlin's annual salary established by the contract is $300,000 per year, subject to annual review. The contract also provides Mr. McLaughlin eligibility to participate in the Company's management incentive plan or an equivalent annual bonus plan providing for payment of an annual bonus with thresholds and triggering events for payment based on the achievement of the Company's annual budget and other business plan targets determined by the board of directors. Mr. McLaughlin's maximum annual bonus will not be less than $165,000. Concurrent with the execution of the contract, Mr. McLaughlin received a restricted stock award consisting of 180 shares of Class A Common Stock and 18,000 shares of Class B Common Stock and a stock option to purchase 240 additional shares of Class A Common Stock and 24,000 shares of Class B Common Stock each at a price of $20.06 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan , a Stock Option and Restricted Stock Agreement between Mr. McLaughlin and the Company dated February 2, 1999 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company. The contract is terminable at any time (upon 30 days prior written notice) by Mr. McLaughlin or the Company. If the contract is terminated by the Company for reason other than cause, Mr. McLaughlin is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits for a period following termination. The contract provides that if Mr. McLaughlin's employment with the Company is terminated as a result of or in connection with a change of control of the Company, Mr. McLaughlin is entitled to a lump sum payout at a maximum of the bonus otherwise payable to him with respect to the then current fiscal year under the Company's annual bonus plan, prorated through the effective date of such termination of employment. Under the contract
Mr. McLaughlin is also entitled to a lump sum payout at a maximum of the otherwise payable bonus should the Company's annual bonus plan be terminated or amended so as to materially adversely affect him.

    GARY D. ARMENTROUT serves as Senior Vice President, Business Development and Government Relations under an employment agreement with the Company effective as of May 9, 1995. The employment agreement was extended for additional one year periods on August 23, 1996, September 8, 1997 and October 26, 1998. The term of the agreement, as extended, runs through May 8, 2000. Mr. Armentrout's current salary under the agreement is $240,000 annually and is subject to annual review. The agreement is terminable at any time (upon 90 days notice) by Mr. Armentrout or the Company. If the agreement is terminated by the Company for reasons other than for cause, Mr. Armentrout is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. The Company has also granted to Mr. Armentrout a restricted stock award consisting of 90 shares of Class A Common Stock and 9,000 shares of Class B Common Stock and a stock option to purchase 90 additional shares of Class A Common Stock and 9,000 additional shares of Class B Common Stock, each at a price of $20.06 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan , a Stock Option and Restricted Stock Agreement between
Mr. Armentrout and the Company dated February 2, 1999 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    JAMES J. RAFFERTY serves as Senior Vice President of Corporate Marketing under an employment agreement with the Company effective as of June 23, 1997 and modified on October 19, 1998 to extend the term of the agreement through June 22, 2000. Mr. Rafferty's current salary under the agreement is $225,000 annually and is subject to annual review. The agreement is terminable at any time (upon 90 days notice) by Mr. Rafferty or the Company. If the agreement is terminated by the Company for reasons other than cause, Mr. Rafferty is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. The Company also granted to Mr. Rafferty a restricted stock award consisting of 90 shares of Class A Common Stock and 9,000 shares of Class B Common Stock and a stock option to purchase 90 additional shares of Class A Common Stock and 9,000 additional shares of Class B Common Stock, each at a price of $20.06 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan , a Stock Option and Restricted Stock Agreement between
Mr. Rafferty and the Company dated February 2, 1999 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    VERNE H. WELCH, JR. serves as Senior Vice President and General Manager-Harveys Casino Hotel under an employment agreement with the Company effective as of August 17, 1999. The term of the agreement runs through June 30, 2001. Mr. Welch's current salary under the agreement is $250,000 annually and is subject to annual review. The agreement is terminable at any time (upon 90 days notice) by Mr. Welch or the Company. If the agreement is terminated by the Company for reasons other than cause, Mr. Welch is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. The Company also granted to Mr. Welch a restricted stock award consisting of 90 shares of Class A Common Stock and 9,000 shares of Class B Common Stock and a stock option to purchase 90 additional shares of Class A Common Stock and 9,000 additional shares of Class B Common Stock, each at a price of $20.06 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan , a Stock Option and Restricted Stock Agreement between Mr. Welch and the Company dated February 2, 1999 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of February 22, 2000, beneficial ownership of the Company's Class A Common Stock (the only class of voting securities of the Company) by (i) all persons who are beneficial owners of more than five percent of the Class A Common Stock, (ii) each director, (iii) the Named Executive Officers in each case who were serving as an executive officer on behalf of the Company at the end of the last fiscal year and (iv) all directors and executive officers, as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Class A Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated the business address of such persons is Highway 50 and Stateline Avenue, P. O. Box 128, Lake Tahoe, Nevada 89449. As of February 22, 2000, 39,520 shares of Class A Common Stock were outstanding.

                                                     SHARES
                                                  BENEFICIALLY   PERCENT OF
NAME OF BENEFICIAL OWNER                           OWNED (1)       CLASS
------------------------                          ------------   ----------
Colony HCR Voteco, LLC
  1999 Avenue of the Stars, Suite 1200
  Los Angeles, California 90067.................     38,800          97.0%
Thomas J. Barrack, Jr. (2)......................     38,800          97.0
Kelvin L. Davis (2).............................     38,800          97.0
Charles W. Scharer..............................          *             *
John J. McLaughlin..............................          *             *
Gary D. Armentrout..............................          *             *
James J. Rafferty...............................          *             *
Verne H. Welch, Jr..............................          *             *
All directors and executive officers as a group
  (10 persons) (2)(3)...........................     39,520         100.0%

------------------------

*   Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Security and Exchange Commission and excludes grants of phantom stock and options that are not exercisable currently or within 60 days.

(2) Messrs. Barrack and Davis are the Managers of Colony HCR Voteco, and thereby each may be deemed to have beneficial ownership of the Class A Common Stock owned of record by Colony HCR Voteco. Messrs. Barrack and Davis each disclaim beneficial ownership of such shares of Class A Common Stock

(3) Includes options, which are currently exercisable, to purchase Class A Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    At the time Harveys Acquisition Corporation and the Company entered into the Agreement and Plan of Merger, Harveys Acquisition Corporation also entered into a memorandum of understanding with Messrs. Scharer, Cavallaro and McLaughlin. At the effective time of the merger, pursuant to the memorandum of understanding, Messrs. Scharer, Cavallaro and McLaughlin remained in the offices they held in the Company before the merger. Mr. Scharer continued to serve as a director, and Mr . Cavallaro was appointed a non-voting observer to the Company's board of directors. In addition, pursuant to the memorandum of understanding, the Company entered into the following agreements and other arrangements immediately following the merger.

    - The Company granted to Mr. Scharer, Mr. Cavallaro and Mr. McLaughlin 270, 210 and 180 shares of Class A Common Stock and 27,000, 21,000 and 18,000 shares of Class B Common, Stock respectively. The Company later granted to each of Mr. Armentrout, Mr. Rafferty, Mr. Bellotti, Mr. Barraco, Mr. Stephens and Mr. Welch 90 shares of Class A Common Stock and 9,000 shares of Class B Common Stock.

    - The Company reserved 800 shares of Class A Common Stock and 80,000 shares of Class B Common Stock for grant to the Company's executive officers and others as are mutually determined by the Chief Executive Officer and the Company's board of directors, if the Company achieves certain performance goals in connection with the opening or acquisition of new gaming facilities before February 2, 2004.

    - The Company granted to Mr. Scharer, Mr. Cavallaro and Mr McLaughlin options to acquire, at a price of $20.06 per share, 360, 280 and 240 shares of Class A Common Stock and 36,000, 28,000 and 24,000 shares of Class B Common Stock, respectively, and the Company granted to each of Mr. Armentrout, Mr. Rafferty, Mr. Bellotti, Mr. Barraco, Mr. Stephens and Mr. Welch options to acquire, at a price of $20.06 per share, 90 shares of Class A Common Stock and 9,000 shares of Class B Common Stock and reserved for grant to members of senior management of the Company (other than the Company's executive officers) options to acquire, at a price of $20.06 per share, 400 shares of Class A Common Stock and 40,000 shares of Class B Common Stock.

    - Each option to purchase the Company's common stock held by those executive officers prior to the merger was canceled in exchange for payments equal to the product of (i) the number of shares of common stock subject to such option and (ii) the excess, if any, of (a) the price per share of the common stock paid in the merger for a share of the Company's common stock over (b) the exercise price per share of common stock of such option. Messrs. Scharer, Cavallaro and McLaughlin received payments of $2,727,960, $1,042,113 and $504,169, respectively, in consideration for cancellation of their options.

    - The Long-Term Incentive Plan and the rights of Messrs. Scharer, Cavallaro and McLaughlin to participate therein were terminated in exchange for lump sum payments of $965,373, $479,270 and $311,195, respectively.

    - The rights of Messrs. Scharer, Cavallaro and McLaughlin to participate in the Supplemental Executive Retirement Plan were terminated, and the accrued Supplemental Executive Retirement Plan benefits for Messrs. Scharer, Cavallaro and McLaughlin as of the consummation of the merger were determined to be $1,399,435, $781,878 and $450,000, respectively. One-half of the respective amount was paid in a lump sum to Messrs. Scharer, Cavallaro and McLaughlin, and the remaining amounts were deemed to be distributed to each of them and invested pursuant to certain deferred compensation agreements entered into between the Company and each of Messrs. Scharer, Cavallaro and McLaughlin.

    - The Company permitted Messrs. Scharer, Cavallaro and McLaughlin to remain eligible to participate in the management incentive plan, and in respect of fiscal year 1999, Messrs Scharer, Cavallaro and McLaughlin received advances of amounts payable to them pursuant to the management incentive plan of $130,000, $73,750 and $55,625, respectively.

    At the effective time of the merger, the employment contracts in effect immediately prior to the merger between the Company and each of them were terminated, and each of them entered into a new employment contract with the Company. See "ITEM 11 EXECUTIVE COMPENSATION-Employment Contracts and Change of Control Agreements".

    At the effective time of the merger, members of the Company's board of directors who were asked to resign as a result of the merger were paid their annual compensation for the balance of the term for which they were elected and were paid a lump sum payment of the compensation due under the Outside Directors' Retirement Plan. Payments for annual compensation were made to Richard Kudrna, Jessica Ledbetter and Franklin Rahbeck in the amount of $75,000 each. Payments for benefits due under the Outside Directors' Retirement Plan were made to Jessica Ledbetter, Kirk Ledbetter and Franklin Rahbeck in the amount of $250,000 each.

    At the time the Agreement and Plan of Merger was signed, Harveys Acquisition Corporation, William Ledbetter, Jessica Ledbetter and Kirk Ledbetter, who together with a trust affiliated with the Ledbetter Family owned approximately 41% of the Company's equity prior to the merger, entered into a Noncompetition and Trade Secret Agreement. This agreement provides that for a period of three years following the merger, none of the Ledbetter's shall compete with the Company (except for certain permitted activities). The agreement also (i) provides that William Ledbetter is entitled to participate in the Company's Senior Supplemental Executive Retirement Plan and to receive the perquisites provided for in his employment agreement dated November 12, 1993 until he reaches age 80; (ii) designates Jessica Ledbetter a Director Emeriti of the Company and entitles her to complimentary services of up to $8,000 per year at Company facilities; and (iii) provided that Kirk Ledbetter receive a one-time payment of $195,000, provides for Kirk Ledbetter to have a life insurance policy maintained by the Company until the tenth anniversary of the closing of the merger, and entitles him and his immediate family to complimentary services of up to $8,000 per year at Company facilities.

    Jessica Ledbetter, Kirk Ledbetter and Franklin Rahbeck, directors of the Company prior to the merger, and Wells Fargo Bank, N.A. are the co-trustees of the William B. Ledbetter and Beverlee A. Ledbetter Irrevocable Trust. The trust owns survivorship life insurance policies on the lives of William B. Ledbetter and Beverlee A. Ledbetter, deceased. Prior to fiscal 1995 the Company paid the premiums on the life insurance policies. The Company has no further obligation to pay such premiums. On November 15, 1993, the trust issued a note payable to the Company for the amounts of the premiums previously paid by the Company. On January 31, 1994, the trust issued a note payable to the Company for the amount of a premium paid by the Company in 1994. The notes were in the principal amounts of $1,376,995 and $455,275. On February 3, 1999, the trust retired the notes by paying the Company the principal amounts plus all accrued and unpaid interest to the date of payment.

    The Agreement and Plan of Merger provides that directors and officers liability insurance coverage will be provided to those directors and officers of the Company prior to the merger for a term of six years following the merger.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements.

    The consolidated financial statements of the Company are set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 43.

    (2) Financial Statement Schedules.

    Schedules have been omitted because they are not applicable, are not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

    (3) Exhibits are set forth in the "EXHIBIT INDEX" on page 78.

    (b) Reports on Form 8-K filed during the last quarter of fiscal 1999.

    On September 3, 1999, we filed a Current Report on Form 8-K, under Item 5. Other Events, to report the execution of a Purchase and Sale Agreement and Joint Escrow Instructions dated August 31, 1999 by and between HRB Realty Company, Inc, a Nevada corporation and Iowa West Racing Association, Nonprofit Corporation, an Iowa Nonprofit corporation. Pursuant to the agreement, HBR Realty Company agreed to purchase the net assets of Bluffs Run Casino from Iowa West Racing Association.

    On October 20, 1999, we filed a Current Report on Form 8-K under Item 2. Acquisition of Assets, to report the October 6, 1999 purchase of the net assets of Bluffs Run Casino by HBR Realty Company from Iowa West Racing Association.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of February, 2000.

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

                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----
        /s/ THOMAS J. BARRACK, JR.
    ---------------------------------       Chairman of the Board and Director    February 25, 2000
          Thomas J. Barrack, Jr.

          /s/ CHARLES W. SCHARER            President, Chief Executive Officer
    ---------------------------------       and Director (Principal Executive     February 25, 2000
            Charles W. Scharer              Officer)

           /s/ KELVIN L. DAVIS
    ---------------------------------       Director                              February 25, 2000
             Kelvin L. Davis

                                            Senior Vice President, Chief
          /s/ JOHN J. MCLAUGHLIN            Financial Officer, Secretary and
    ---------------------------------       Treasurer (Principal Financial        February 25, 2000
            John J. McLaughlin              Officer)

            /s/ JOHN P. HEWITT
    ---------------------------------       Corporate Controller (Principal       February 25, 2000
              John P. Hewitt                Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors' Report...     44
Report of Deloitte & Touche LLP, Independent Auditors'
  Report....................................................     45
Consolidated Balance Sheets as of November 30, 1998 and
  1999......................................................     46
Consolidated Statements of Operations for the Years Ended
  November 30, 1997, 1998 and the Year Ended November 30,
  1999, of which the period from December 1, 1998 through
  February 1, 1999 represents the predecessor Company.......     47
Consolidated Statements of Stockholders' Equity for the
  Years Ended November 30, 1997, 1998 and the Year Ended
  November 30, 1999, of which the period from December 1,
  1998 through February 1, 1999 represents the predecessor
  Company...................................................     48
Consolidated Statements of Cash Flows for the Years Ended
  November 30, 1997, 1998 and the Year Ended November 30,
  1999, of which the period from December 1, 1998 through
  February 1, 1999 represents the predecessor Company.......     49
Notes to Consolidated Financial Statements..................     51

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

    We have audited the accompanying consolidated balance sheet of Harveys Casino Resorts (the "Company") as of November 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, of which the period from December 1, 1998 through February 1, 1999 represents the predecessor company, as discussed in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harveys Casino Resorts as of November 30, 1999, and the consolidated results of its operations and its cash flows for the year then ended, of which the period from December 1, 1998 through February 2, 1999 represents the predecessor company, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Reno, Nevada

December 30, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

    We have audited the accompanying consolidated balance sheet of Harveys Casino Resorts and subsidiaries (the "Company") as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harveys Casino Resorts as of November 30, 1998, and the results of its operations and its cash flow for the two years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada

January 5, 1999

                             HARVEYS CASINO RESORTS

                          CONSOLIDATED BALANCE SHEETS

                                                                       NOVEMBER 30,
                                                              -------------------------------
                                                                   1998             1999
                                                              --------------   --------------
                                                               PREDECESSOR
                                                                 COMPANY
                                                                 (NOTE 1)
                                           ASSETS
Current assets
  Cash and cash equivalents.................................  $  67,299,230    $  32,496,319
  Marketable securities.....................................     10,657,245               --
  Accounts receivable, net of allowances for doubtful
    accounts of
    $343,042 in 1999 and $127,410 in 1998...................      4,566,169        5,810,264
  Inventories...............................................      3,621,568        3,703,915
  Prepaid expenses and other current assets.................      2,450,549        2,228,359
  Deferred income taxes.....................................        525,416        3,141,457
                                                              -------------    -------------
    Total current assets....................................     89,120,177       47,380,314
                                                              -------------    -------------
Property and equipment
  Land......................................................     20,717,873       53,876,000
  Buildings and improvements................................    263,522,463      295,755,884
  Leasehold improvements....................................     21,151,757       24,795,276
  Equipment, furniture and fixtures.........................    153,559,283       85,203,521
  Construction in progress..................................      2,607,324               --
                                                              -------------    -------------
                                                                461,558,700      459,630,681
  Less: Accumulated depreciation and amortization...........   (146,207,321)     (18,871,618)
                                                              -------------    -------------
                                                                315,351,379      440,759,063
                                                              -------------    -------------
  Notes receivable-related parties..........................      1,874,831           50,321
  Cost in excess of net assets acquired.....................             --      155,903,555
  Other assets..............................................     17,812,018       29,826,379
                                                              -------------    -------------
Total assets................................................  $ 424,158,405    $ 673,919,632
                                                              =============    =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $     220,304    $          --
  Accounts and contracts payable............................      5,031,996        7,551,442
  Construction payable......................................             --        2,200,877
  Accrued expenses..........................................     24,892,096       34,466,973
                                                              -------------    -------------
    Total current liabilities...............................     30,144,396       44,219,292
Long-term debt, net of current portion......................    150,000,000      400,577,205
Deferred income taxes.......................................     24,948,131       58,091,337
Other liabilities...........................................     18,612,243       28,234,008
                                                              -------------    -------------
    Total liabilities.......................................    223,704,770      531,121,842
                                                              -------------    -------------
Preferred stock, $.01 par value; 1,000,000 shares
  authorized, 10 Series A and 99,990 Series B 13 1/2% Senior
  Redeemable Convertible Cumulative shares outstanding
  (liquidation value $55,000,000)...........................             --       61,442,346
                                                              -------------    -------------
Commitments and contingencies (see note 8)
Stockholders' equity
  Common stock, $.01 par value; at November 30, 1999,
    20,000,000 shares authorized and 4,018,790 shares
    issued; at November 30, 1998, 30,000,000 shares
    authorized and 10,079,671 shares issued.................        100,797           40,188
  Additional paid-in capital and other......................     43,495,650       74,959,812
  Retained earnings.........................................    157,110,720        6,355,444
  Treasury stock, at cost; 14,560 shares....................       (253,532)              --
                                                              -------------    -------------
  Total stockholders' equity................................    200,453,635       81,355,444
                                                              -------------    -------------
Total liabilities and stockholders' equity..................  $ 424,158,405    $ 673,919,632
                                                              =============    =============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            PREDECESSOR COMPANY (NOTE 1)
                                   ----------------------------------------------     FEBRUARY 2, 1999
                                    YEARS ENDED NOVEMBER 30,     DECEMBER 1, 1998   (DATE OF ACQUISITION)
                                   ---------------------------       THROUGH               THROUGH
                                       1997           1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                   ------------   ------------   ----------------   ---------------------
Revenues
  Casino.........................  $216,564,140   $244,784,494     $ 41,454,266         $229,016,000
  Racing.........................            --             --               --              931,790
  Lodging........................    32,175,206     34,272,546        5,958,214           31,002,326
  Food and beverage..............    44,405,880     47,078,908        8,107,313           42,989,594
  Other..........................     7,276,772      7,111,072        1,270,850            6,638,389
  Management fees and joint
    venture......................     4,507,159             --               --                   --
  Less: Casino promotional
    allowances...................   (21,365,746)   (23,738,316)      (5,002,943)         (22,414,697)
                                   ------------   ------------     ------------         ------------
    Total net revenues...........   283,563,411    309,508,704       51,787,700          288,163,402
                                   ------------   ------------     ------------         ------------
Costs and expenses
  Casino.........................   100,500,468    115,836,815       21,146,422          106,156,751
  Racing.........................            --             --               --            1,858,542
  Lodging........................    13,373,681     13,710,144        1,996,897           11,048,491
  Food and beverage..............    29,886,093     30,142,182        4,726,052           27,192,624
  Other operating................     2,811,332      2,885,443          592,456            2,703,704
  Selling, general and
    administrative...............    73,945,020     78,986,651       13,428,090           68,910,009
  Depreciation and
    amortization.................    19,077,058     20,796,922        3,552,595           22,611,160
  Business development costs.....     2,689,875         95,961          129,817            2,052,285
  Merger related costs...........            --      1,217,720       19,879,276                   --
                                   ------------   ------------     ------------         ------------
  Total costs and expenses.......   242,283,527    263,671,838       65,451,605          242,533,566
                                   ------------   ------------     ------------         ------------
Operating income (loss)..........    41,279,844     45,836,866      (13,663,905)          45,629,836
                                   ------------   ------------     ------------         ------------
Other income (expense)
  Interest income................       509,620      2,258,771          337,642              124,152
  Interest expense...............   (19,401,110)   (17,835,647)      (3,015,944)         (24,272,489)
  Gain on sale of interests in
    unconsolidated affiliate.....    27,422,228             --               --                   --
  Other, net.....................      (137,448)      (141,059)          76,779             (549,886)
                                   ------------   ------------     ------------         ------------
    Total other income
      (expense)..................     8,393,290    (15,717,935)      (2,601,523)         (24,698,223)
                                   ------------   ------------     ------------         ------------
Income (loss) before income taxes
  and extraordinary item.........    49,673,174     30,118,931      (16,265,428)          20,931,613
Income tax (provision) benefit...   (18,898,553)   (11,417,279)       3,904,000           (8,133,823)
                                   ------------   ------------     ------------         ------------
Income (loss) before
  extraordinary item.............    30,774,621     18,701,652      (12,361,428)          12,797,790
Loss on early retirement of debt,
  net of taxes...................            --             --         (868,779)                  --
                                   ------------   ------------     ------------         ------------
Net income (loss)................  $ 30,774,621   $ 18,701,652     $(13,230,207)        $ 12,797,790
                                   ============   ============     ============         ============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON
                                      STOCK     ADDITIONAL
                                     $.01 PAR     PAID-IN       DEFERRED       TREASURY      RETAINED
                                      VALUE       CAPITAL     COMPENSATION      STOCK        EARNINGS        TOTAL
                                     --------   -----------   -------------   ----------   ------------   ------------
Predecessor Company
  (Note 1)
Balance December 1, 1996: 9,808,286
  shares outstanding; 10,036 shares
  in treasury......................  $98,183    $38,634,439     $(425,187)    $(151,276)   $111,606,913   $149,763,072
Stock options exercised; 35,166
  shares...........................      352        531,920            --            --              --        532,272
Other..............................       --         25,031            --            --              --         25,031
Forfeiture of restricted stock;
  2,000 shares.....................       --             --        40,250       (40,250)             --             --
Acquisition of treasury stock; 480
  shares...........................       --             --            --        (8,146)             --         (8,146)
Amortization of deferred
  compensation.....................       --             --       236,868            --              --        236,868
Cash dividends declared............       --             --            --            --      (1,966,168)    (1,966,168)
Net income.........................       --             --            --            --      30,774,621     30,774,621
                                     --------   -----------     ---------     ---------    ------------   ------------
Balance November 30, 1997;
  9,840,972 shares outstanding;
  12,516 shares in treasury........   98,535     39,191,390      (148,069)     (199,672)    140,415,366    179,357,550
Stock options exercised; 226,183
  shares...........................    2,262      4,309,985            --            --              --      4,312,247
Acquisition of treasury stock;
  2,044 shares.....................       --             --            --       (53,860)             --        (53,860)
Amortization of deferred
  compensation.....................       --             --       142,344            --              --        142,344
Cash dividends declared............       --             --            --            --      (2,006,298)    (2,006,298)
Net income.........................       --             --            --            --      18,701,652     18,701,652
                                     --------   -----------     ---------     ---------    ------------   ------------
Balance November 30, 1998;
  10,065,111 shares outstanding;
  14,560 shares in treasury........  100,797     43,501,375        (5,725)     (253,532)    157,110,720    200,453,635
Acquisition of treasury stock; 164
  shares...........................       --             --            --        (4,458)             --         (4,458)
Amortization of deferred
  compensation.....................       --             --         1,138            --              --          1,138
Net loss...........................       --             --            --            --     (13,230,207)   (13,230,207)
                                     --------   -----------     ---------     ---------    ------------   ------------
Balance February 1, 1999;
  10,064,947 shares outstanding;
  14,742 shares in treasury........  $100,797   $43,501,375     $  (4,587)    $(257,990)   $143,880,513   $187,220,108
                                     ========   ===========     =========     =========    ============   ============

                                                              COMMON STOCK
                                                           -------------------
                                                           CLASS A    CLASS B    ADDITIONAL
                                                           $.01 PAR   $.01 PAR     PAID-IN      RETAINED
                                                            VALUE      VALUE       CAPITAL      EARNINGS        TOTAL
                                                           --------   --------   -----------   -----------   -----------
Balance February 2, 1999; 38,800
  shares of Class A and
  3,880,000 shares of
  Class B outstanding.........................               $388     $38,800    $74,960,812   $        --   $75,000,000
Restricted stock awards, net of forfeitures;
  990 shares of Class A and 99,000 shares of
  Class B.....................................                 10         990         (1,000)           --            --
Dividends accrued on
  preferred stock.............................                 --          --             --    (6,442,346)   (6,442,346)
Net income....................................                 --          --             --    12,797,790    12,797,790
                                                             ----     -------    -----------   -----------   -----------
Balance November 30, 1999: 39,790 shares of
  Class A and 3,979,000 shares of Class B
  Outstanding.................................               $398     $39,790    $74,959,812   $ 6,355,444   $81,355,444
                                                             ====     =======    ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   PREDECESSOR COMPANY (NOTE 1)
                                          ----------------------------------------------     FEBRUARY 2, 1999
                                           YEARS ENDED NOVEMBER 30,     DECEMBER 1, 1998   (DATE OF ACQUISITION)
                                          ---------------------------       THROUGH               THROUGH
                                              1997           1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                          ------------   ------------   ----------------   ---------------------
Cash flows from operating activities
Net income (loss).......................  $ 30,774,621   $ 18,701,652     $(13,230,207)        $  12,797,790
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........    19,077,058     20,796,922        3,552,594            19,648,761
  Gain on sale of interests in
    unconsolidated affiliate............   (27,422,228)            --               --                    --
  Equity in income of unconsolidated
    affiliate...........................    (1,665,880)            --               --                    --
  Amortization of deferred
    compensation........................       236,868        142,344            1,137             1,167,233
  Amortization of debt issuance costs...     1,042,668      1,078,423          506,428               841,276
  Amortization of intangible assets.....            --             --               --             2,962,399
  Amortization of premium on long term
    debt................................            --             --               --              (846,413)
  Retirement of debt costs, net of
    tax.................................            --             --          868,779                    --
  Deferred income taxes.................     6,515,243      2,052,065          135,141             1,347,616
  Expensed consent fee and related
    costs...............................            --             --       19,879 276                    --
  Loss on disposition of assets.........            --             --           35,828               466,554
  Other.................................       162,369         98,808               --                    --
  (Increase) decrease in assets
    Accounts receivable, net............     2,984,090        697,668       (1,355,803)              817,289
    Inventories.........................      (369,346)        37,178         (112,741)             (150,864)
    Prepaid expenses and other current
      assets............................      (235,227)       961,311         (207,747)            1,643,873
    Other assets........................        74,573     (3,874,864)        (772,631)            7,452,500
  Increase (decrease) in liabilities
    Accounts and contracts payable......       236,936     (1,567,028)       1,084,299               317,225
    Accrued expenses....................     4,433,595      3,970,058       (5,864,717)             (961,634)
    Income taxes payable................     7,056,237     (7,056,237)              --            (1,850,292)
    Other liabilities...................     1,734,973      2,349,282          275,633            (8,385,966)
                                          ------------   ------------     ------------         -------------
      Net cash provided by operating
        activities......................    44,636,550     38,387,582        4,795,269            37,267,347
                                          ------------   ------------     ------------         -------------
Cash flows from investing activities
  Proceeds from disposition of assets...     3,716,157        138,463           14,180               239,982
  Capital expenditures..................   (22,531,641)   (17,680,546)      (3,830,177)          (26,725,901)
  Proceeds from sale of marketable
    securities..........................       498,032             --       10,000,000               657,245
  Purchase of marketable securities.....       (27,751)   (10,657,245)              --                    --
  Advances to employees.................      (173,510)       (78,796)         (49,409)               (7,097)
  Proceeds from notes receivable........       168,910         79,730            1,300             1,879,716
  Proceeds from sale of interests in
    unconsolidated affiliate............    46,226,920             --               --                    --
  Increase (decrease) in construction
    payables............................    (3,448,828)       608,660         (261,554)            1,853,771
  Investment in Bluffs Run, net of cash
    acquired............................            --             --               --          (107,212,243)
                                          ------------   ------------     ------------         -------------
      Net cash provided by (used in)
        investing activities............    24,428,289    (27,589,734)       5,874,340          (129,314,527)
                                          ------------   ------------     ------------         -------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                                                   PREDECESSOR COMPANY (NOTE 1)
                                          ----------------------------------------------     FEBRUARY 2, 1999
                                           YEARS ENDED NOVEMBER 30,     DECEMBER 1, 1998   (DATE OF ACQUISITION)
                                          ---------------------------       THROUGH               THROUGH
                                              1997           1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                          ------------   ------------   ----------------   ---------------------
Cash flows from financing activities
  Net borrowings under short-term credit
    agreements..........................      (340,335)            --               --                    --
  Proceeds from long-term debt..........    11,013,876             --               --           179,789,083
  Principal payments on long-term
    debt................................   (44,266,675)      (633,354)        (220,304)         (107,865,465)
  Dividends paid........................    (1,966,168)    (2,006,298)              --                    --
  Debt issuance costs...................      (116,178)      (152,214)         (27,359)           (5,217,561)
  Stock options exercised...............       532,272      4,312,247               --                    --
  Consent fee and related costs.........            --             --                -           (19,879,276)
  Acquisition of treasury stock.........        (8,146)       (53,860)          (4,458)                   --
                                          ------------   ------------     ------------         -------------
      Net cash provided by (used in)
        financing activities............   (35,151,354)     1,466,521         (252,121)           46,826,781
                                          ------------   ------------     ------------         -------------
      Increase (decrease) in cash and
        cash equivalents................    33,913,485     12,264,369       10,417,488           (45,220,399)
Cash and cash equivalents at beginning
  of period.............................    21,121,376     55,034,861       67,299,230            77,716,718
                                          ------------   ------------     ------------         -------------
Cash and cash equivalents at end of
  period................................  $ 55,034,861   $ 67,299,230     $ 77,716,718         $  32,496,319
                                          ============   ============     ============         =============
Supplemental disclosure of cash flow
  information
  Cash paid for interest, net of amounts
    capitalized.........................  $ 18,426,216   $ 16,631,889     $     98,858         $  24,746,300
  Cash paid for income taxes............     3,429,087     17,705,000               --               318,000
  Assumption of debt related to
    merger..............................            --             --               --           172,000,000
In connection with the Bluffs Run Casino
  acquisition, the Company assumed
  liabilities as follows:
  Fair value of assets acquired.........            --             --               --         $ 130,601,665
  Cash paid for the acquisition,
    including acquisition costs.........            --             --               --          (116,605,508)
                                                                                               -------------
  Liabilities assumed and amount payable
    to seller...........................            --             --               --         $  13,996,157
                                                                                               =============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following footnotes, the words, "Company," "Harveys," "we," "our" and "us" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries unless the context requires otherwise.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION

    Harveys has been engaged in the casino entertainment industry for over 50 years. On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys (see Note 2). Harveys was the surviving corporation in the merger and is continuing business operations as conducted prior to the merger. Harveys Tahoe Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc., a wholly-owned subsidiary, is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. On October 6, 1999, HBR Realty Company, Inc., a wholly-owned subsidiary, purchased the net assets of Bluffs Run Casino, a greyhound racetrack and land-based casino in Council Bluffs, Iowa (see Note 2). Harveys C. C. Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Until October 24, 1997, Harveys L. V. Management Company, Inc., a wholly-owned subsidiary, owned 40% of the equity interest in Hard Rock Hotel, Inc., which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. Harveys L. V. Management had a contract to manage the Las Vegas hotel and casino. On October 24, 1997 we sold our 40% equity interest and our interest in the management contract to Hard Rock Hotel, Inc. ( see Note 13).

    We accounted for the February 2, 1999 merger as a purchase. This required us to allocate the purchase price to the individual assets acquired and liabilities assumed based on their fair value at the time of the merger. As a result, our consolidated financial statements for the periods after the merger are presented on a different basis of accounting from those for the periods before the merger and, therefore, are not directly comparable. The accompanying consolidated statements of operations and consolidated statements of cash flows for periods prior to the merger are captioned as the predecessor company and are shown for informational purposes.

    We accounted for the acquisition of the net assets of Bluffs Run Casino as a purchase. Consequently, the net assets acquired are included in our consolidated balance sheet based on their fair value as of the date of acquisition. Our consolidated statement of operations includes the revenues and expenses of Bluffs Run Casino from the date of acquisition.

    Our consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. We eliminated all significant intercompany accounts and transactions.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and in banks, interest bearing deposits and highly liquid debt instruments purchased with initial maturities of three months or less. Cash equivalents are carried at cost which approximates market value. Cash and cash equivalents at

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
November 30, 1999 included approximately $878,000 related to pari-mutuel taxes which were restricted for distribution to the taxing authorities, and approximately $1.0 million required by the Iowa State Racing and Gaming Commission to guarantee the payment of wagering taxes.

    MARKETABLE SECURITIES

    We considered all of our marketable securities held at November 30, 1998 to be available-for-sale. Securities that are available-for-sale are stated at market value, which is determined by the closing price of the security as of the balance sheet date.

    INVENTORIES

    Inventories consist primarily of operating supplies and food and beverage stock and are stated at the lower of weighted-average cost or market.

    PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are stated at cost. We capitalize interest incurred during construction and amortize it over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. On the sale or retirement of property and equipment, we remove the cost and related accumulated depreciation from the respective accounts, and include the resulting gain or loss, if any, in income. We provide for depreciation of property and equipment on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Depreciable lives are as follows:


Buildings and improvements..................................  15 to 45 years
Riverboat...................................................        20 years
Leasehold improvements......................................   5 to 30 years
Equipment, furniture and fixtures...........................   5 to 10 years

    UNAMORTIZED LOAN COSTS AND DEBT ISSUANCE COSTS

    We amortize loan costs incurred in connection with a reducing revolving credit agreement to interest expense over the term of the loan on a straight-line method. We amortize debt issuance costs associated with our senior subordinated notes to interest expense over the term of the notes on the interest method.

    COSTS IN EXCESS OF NET ASSETS ACQUIRED

    Costs in excess of net assets acquired consist primarily of goodwill acquired in the February merger ($66.9 million) which is being amortized over 40 years and the value assigned to the operating agreement in the Bluffs Run Casino acquisition ($91.6 million), a substantial portion of which is being amortized over the 25 year life of the associated management and lease agreement (see Note
2).

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    In accordance with industry practice, Harveys recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Promotional allowances consist principally of the retail value of complimentary rooms, food, beverage, and other promotional allowances provided to customers without charge. We classify the estimated costs of providing those complimentary services as casino operating expenses through interdepartmental allocations as follows:

                                                       PREDECESSOR COMPANY
                                             ---------------------------------------      PERIOD
                                                                           PERIOD      FEBRUARY 2,
                                                                         DECEMBER 1,   1999(DATE OF
                                                 FISCAL YEAR ENDED          1998       ACQUISITION)
                                                   NOVEMBER 30,            THROUGH       THROUGH
                                             -------------------------   FEBRUARY 1,   NOVEMBER 30,
                                                1997          1998          1999           1999
                                             -----------   -----------   -----------   ------------
Hotel......................................  $ 2,743,124   $ 3,247,715   $  861,685    $ 2,708,800
Food and beverage..........................   10,871,776    11,845,611    2,404,409     11,429,460
Other......................................       63,505        80,594       16,747        142,859
                                             -----------   -----------   ----------    -----------
                                             $13,678,405   $15,173,920   $3,282,841    $14,281,119
                                             ===========   ===========   ==========    ===========

    ADVERTISING COSTS

    We expense advertising costs as incurred, except costs for direct-response advertising, which we capitalize and amortize over the period of the related program. Direct-response advertising costs consist primarily of production and mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at November 30, 1998 and 1999. We expensed approximately $6.2 million and $6.5 million of advertising costs in fiscal 1997 and 1998, respectively. We expensed approximately $0.9 million and $6.6 million of advertising costs for the periods December 1, 1998 through February 1, 1999 and February 2, 1999 through November 30, 1999, respectively.

    INCOME TAXES

    Harveys and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to be reversed. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities.

    Long-term debt: The fair value of our bank credit facility is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities. The fair value of our senior subordinated notes is estimated based on indicative trading prices, when available. We believe the carrying amount of our long-term debt approximates fair value at November 30, 1999.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    There is no current market for the Company's preferred stock, however, we believe the carrying amount including accrued dividends approximates fair value at November 30, 1999.

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

    CONCENTRATIONS OF CREDIT RISK

    We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. We believe the Company is not exposed to any significant concentration of credit risk on cash and cash equivalents.

    We extend credit to some casino, hotel and convention customers. We maintain an allowance for doubtful accounts to reduce our receivables to their carrying amount, which we believe approximates fair value. We believe the Company is not exposed to any significant concentration of credit risk on accounts receivable.

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    Harveys is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of standby letters of credit.

    Our exposure to credit loss in the event of nonperformance by the other party to the standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. The Company does not have collateral or other security to support financial instruments with off-balance-sheet credit risk.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    The FASB has issued SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company's fiscal year beginning December 1, 2000. We believe that the adoption of this statement will not have a material impact on the Company's financial condition or results of operation.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5--REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) to be expensed as incurred. We are required to adopt SOP 98-5 beginning December 1, 1999. On adoption, restatement of previously issued financial statements will not be permitted. The initial effect of adopting SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. We anticipate incurring an initial charge of approximately $3.1 million, net of tax, on adoption of SOP 98-5, including the effects of expensing previously deferred organization and licensing costs of $3.7 million as well as business development costs of $910,000.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to the adoption of SOP 98-5 the Company capitalized costs associated with new gaming projects until (i) the project was no longer considered viable and the costs were expensed, or (ii) the likelihood of the project was relatively certain and the costs were reclassified to pre-opening and expensed when operations commenced. Capitalized future development costs, including land costs, relating to potential new gaming projects, of approximately $3.1 million and $2.7 million as of November 30, 1998 and 1999, respectively, are included on the accompanying consolidated balance sheets as other assets. For fiscal 1998 and 1999, the Company expensed approximately $96,000 and $2.2 million, respectively, of future business development costs.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on net income.

2. MERGER AND ACQUISITION

    MERGER

    On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. Harveys Acquisition Corporation was formed at the direction of Colony Investors III, L. P., a Delaware limited partnership, solely for the purpose of acquiring Harveys. Prior to the merger, Harveys was a publicly held company. Following the merger, the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Consequently, Colony Investors III now owns approximately 96% of the common equity interests in Harveys. The remaining common equity interests are owned by Colony HCR Voteco LLC, a Delaware limited liability company and by certain members of Harveys' management. As a result, Colony HCR Voteco can govern all matters of Harveys that are subject to a vote of our shareholders, including the appointment of our directors and the amendment of our Articles of Incorporation and Bylaws. Additionally, Colony Investors III owns 99.99% of our outstanding preferred stock and Colony HCR Voteco owns the remaining .01 percent. Colony HCR Voteco is an affiliate of Colony Investors III. Harveys was the surviving corporation in the merger and we are continuing our business operations as conducted prior to the merger.

    Harveys Acquisition Corporation financed the merger and paid related fees and expenses with the following:

    - Proceeds of $75 million from the issuance of its Class A Common Stock (voting) to Colony HCR Voteco and its Class B Common Stock (nonvoting) to Colony Investors III.

    - Proceeds of $55 million from the issuance of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock to Colony HCR Voteco and its 13 1/2% Series B Redeemable Convertible Cumulative Preferred Stock to Colony Investors III.

    - Borrowings of $172 million from a consortium of banks.

    - Harveys' available cash.

                             HARVEYS CASINO RESORTS

2. MERGER AND ACQUISITION (CONTINUED)

    We have recorded the net assets acquired in the merger at their fair value at the time of the merger. Our allocation of the purchase price to the assets acquired and liabilities assumed follows (in thousands of dollars):

Merger consideration paid for outstanding common stock......  $289,252
Merger consideration paid for stock options.................     9,998
Direct costs of the merger..................................     6,647
                                                              --------
Purchase price to be allocated..............................  $305,897
                                                              ========
Fair value of:
Assets acquired.............................................  $518,420
Cost in excess of net assets acquired (goodwill)............    66,854
Liabilities assumed.........................................  (279,377)
                                                              --------
                                                              $305,897
                                                              ========

    ACQUISITION

    On October 6, 1999, HBR Realty Company purchased the net assets (excluding the gaming equipment) of Bluffs Run Casino, the greyhound racetrack and casino in Council Bluffs, Iowa. We purchased the facilities pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 31, 1999 by and between HBR Realty Company and Iowa West Racing Association. At the closing, we paid approximately $115 million in cash to Iowa West Racing Association and approximately $1.6 million in closing costs and transaction costs. Iowa West Racing Association also received the first $5.0 million of cash flow from the operations of Bluffs Run Casino following the acquisition. Additionally, Iowa West Racing Association is entitled to approximately $8.4 million of Bluffs Run Casino's cash flow, payable in installments of $1.35 million every six months in arrears following the acquisition. Those semi-annual payments will continue until the fifth business day following the date that the results of a required referendum on the continuation of gaming at pari-mutuel racetracks, to be decided by the voters of Pottawattamie County, Iowa, in 2002 are certified to the County Auditor of Pottawattamie County. We may be required to pay additional consideration up to $50 million pending the results of the referendum, which amount will not be accrued until those results are known.

    Immediately after closing of the transaction, we leased the Bluffs Run Casino facilities back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained Harveys BR Management Company, Inc., our wholly-owned subsidiary, to manage the operations of Bluffs Run Casino. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law. Harveys, through its wholly-owned subsidiaries, receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

                             HARVEYS CASINO RESORTS

2. MERGER AND ACQUISITION (CONTINUED)
    We accounted for the acquisition using purchase method accounting. Our allocation of the purchase price to the assets acquired and liabilities assumed follows (in thousands of dollars):

Acquired assets:
    Cash acquired, including restricted cash of $1,761......  $  9,393
    Other current assets....................................     1,203
    Property and equipment..................................    28,443
    Intangible assets.......................................    91,562
Assumed liabilities
    Accounts payable........................................    (1,707)
    Accrued expenses........................................    (7,288)
                                                              --------
Allocated purchase price....................................  $121,606
                                                              ========

    We are amortizing the cost of the intangible assets acquired (primarily the right to operate Bluffs Run Casino under the gaming license held by Iowa West Racing Association and the right to use the gaming equipment owned by Iowa West Racing Association and located at Bluffs Run Casino) over periods of two to 25 years.

    The following unaudited pro forma information gives effect to the February 2, 1999 merger and the October 6, 1999 acquisition of the net assets of Bluffs Run Casino as though each of those events had occurred at the beginning of each of the periods presented (in thousands of dollars):

                                                     YEAR ENDED NOVEMBER 30,
                                                  ------------------------------
                                                  PREDECESSOR COMPANY
                                                         1998             1999
                                                  -------------------   --------
Net revenues....................................       $432,524         $446,480
                                                       ========         ========
Income before extraordinary item................       $ 16,749         $ 19,546
                                                       ========         ========
Net income......................................       $ 16,749         $ 18,677
                                                       ========         ========

                             HARVEYS CASINO RESORTS

3. REPORTABLE OPERATING SEGMENTS

    At November 30, 1999, Harveys had three reportable segments; Harveys Resort & Casino (Lake Tahoe, Nevada), Harveys Casino Hotel (Council Bluffs, Iowa) and Harveys Wagon Wheel (Central City, Colorado). All of the operating units offer casino gaming and the attendant amenities of lodging, food and beverage, and various entertainment events. Each of the reportable segments is managed separately.

    Harveys evaluates performance and allocates resources based on EBITDA, adjusted for unusual items, produced by the reportable segments. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies.

    The following presents certain financial information relative to our reportable segments (in thousands). There are no significant intersegment sales.

YEAR ENDED NOVEMBER 30, 1997                 HARVEYS RESORT   HARVEYS CASINO   HARVEYS WAGON
PREDECESSOR COMPANY                             & CASINO          HOTEL            WHEEL        ALL OTHER    TOTALS
-------------------                          --------------   --------------   --------------   ---------   --------
Net revenues from external customers.......     $129,970         $ 99,641         $49,446       $  4,507    $283,564
Operating income...........................       23,674           17,630           9,848         (9,872)     41,280
Depreciation and amortization..............        8,451            6,655           3,267            705      19,078
Other significant item:
  Writedown of business development
    costs..................................           --               --              --          2,690       2,690
EBITDA.....................................       32,124           24,285          13,114         (6,477)     63,046
YEAR ENDED NOVEMBER 30, 1998 PREDECESSOR
  COMPANY
Net revenues from external customers.......     $133,454         $113,540         $62,514       $     --    $309,508
Operating income...........................       23,768           21,824          14,107        (13,862)     45,837
Depreciation and amortization..............        9,392            7,241           3,624            539      20,796
Other significant item:
  Writedown of business development
    costs..................................           --               --              --             96          96
  Merger related costs.....................           --               --              --          1,218       1,218
EBITDA.....................................       33,160           29,065          17,731        (12,009)     67,947
Assets.....................................      176,777          115,740          81,368        221,502     595,387
PERIOD FROM DECEMBER 1, 1998 THROUGH
  FEBRUARY 1, 1999 PREDECESSOR COMPANY
Net revenues from external customers.......     $ 21,413         $ 20,662         $ 9,713       $     --    $ 51,788
Operating income...........................        2,374            4,382           1,554        (21,973)    (13,663)
Depreciation and amortization..............        1,548            1,287             629             88       3,552
Other significant item:
  Writedown of business development
    costs..................................           --               --              --            130         130
  Consent fee and merger related costs.....           --               --              --         19,879      19,879
EBITDA.....................................        3,922            5,669           2,183         (1,876)      9,898
PERIOD FROM FEBRUARY 2, 1999 (DATE OF
  ACQUISITION) THROUGH NOVEMBER 30, 1999
Net revenues from external customers.......     $119,133         $103,466         $46,762       $ 18,802    $288,163
Operating income...........................       24,168           21,281           8,561         (8,381)     45,629
Depreciation and amortization..............        8,343            6,919           3,368          3,981      22,611
Other significant item:
  Writedown of business development
    costs..................................           --               --              --          2,052       2,052
EBITDA.....................................       32,511           28,200          11,929         (1,179)     71,461
Assets.....................................      246,068          147,033          89,972        476,934     960,007

    All other revenue for the period from February 2, 1999 through November 30, 1999, consists of revenue from Bluffs Run Casino from October 6, 1999, the date of acquisition.

                             HARVEYS CASINO RESORTS

3. REPORTABLE OPERATING SEGMENTS (CONTINUED)
    The following reconciles reportable segment assets to our consolidated totals.

                                                                   NOVEMBER 30
                                                              ----------------------
                                                              PREDECESSOR
                                                                COMPANY
                                                                 1998         1999
                                                              -----------   --------
Assets
Total assets for reportable segments........................    $373,885    $483,073
All other assets............................................     221,502     476,934
                                                                --------    --------
                                                                 595,387     960,007
Elimination of intercompany notes and accounts receivable...    (171,229)   (286,087)
                                                                --------    --------
  Total consolidated assets.................................    $424,158    $673,920
                                                                ========    ========

    At November 30, 1999, all other assets include the cost in excess of net assets acquired in the February 1999 merger ($65.3 million) and in the October 1999 acquisition ($90.6 million)

4. ACCRUED EXPENSES

    Accrued expenses consist of the following as of:

                                                         NOVEMBER 30,
                                               ---------------------------------
                                               PREDECESSOR COMPANY
                                                      1998              1999
                                               -------------------   -----------
Provision for progressive jackpot payouts....      $ 1,676,510       $ 1,020,741
Accrued interest.............................          167,202         1,819,370
Accrued salaries, wages and other employee
  benefits...................................       10,204,932         8,699,623
Accrued taxes other than income taxes........        4,947,385         5,660,245
Self-funded workers' compensation and medical
  claims accrual.............................        2,395,703         2,548,347
Outstanding gaming chips and tokens..........          807,936         2,676,401
Race and sports book futures and unclaimed
  winners....................................        1,087,665         1,235,189
Accrued gaming promotional expense...........               --         2,979,716
Amounts due Iowa West Racing Association.....               --         4,050,000
Other accrued liabilities....................        3,604,763         3,777,341
                                                   -----------       -----------
                                                   $24,892,096       $34,466,973
                                                   ===========       ===========

                             HARVEYS CASINO RESORTS

5. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                          NOVEMBER 30,
                                                   ---------------------------
                                                   PREDECESSOR
                                                     COMPANY
                                                       1998           1999
                                                   ------------   ------------
10 5/8% senior subordinated notes, due 2006
  (including unamortized premium of $6,653,587 in
  1999)..........................................  $150,000,000   $156,653,587
Note payable to banks............................            --    243,923,618
Other............................................       220,304             --
                                                   ------------   ------------
                                                    150,220,304    400,577,205
Less current portion.............................       220,304             --
                                                   ------------   ------------
                                                   $150,000,000   $400,577,205
                                                   ============   ============

    Aggregate annual maturities of long-term debt, based on amounts borrowed as of November 30, 1999 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2000........................................................  $         --
2001........................................................            --
2002........................................................            --
2003........................................................            --
2004........................................................   243,923,618
2005 and thereafter.........................................   150,000,000
                                                              ------------
                                                              $393,923,618
                                                              ============

    10 5/8% SENIOR SUBORDINATED NOTES, DUE 2006

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

                             HARVEYS CASINO RESORTS

5. LONG-TERM DEBT (CONTINUED)

    The senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. The senior subordinated notes are guaranteed by each of the restricted subsidiaries of the Company (as defined in the indenture). Each guarantee is a general unsecured obligation of the guaranteeing restricted subsidiary, subordinated in right of payment to all existing and future senior debt of each guaranteeing restricted subsidiary. The guaranteeing restricted subsidiaries are Harveys C.C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys LV Management Company, Inc., and Harveys Tahoe Management Company, Inc. Separate financial statements of the guaranteeing restricted subsidiaries have not been included because management has determined that they are not material to investors.

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

    The indenture contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company,
(ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each as defined in the indenture), (iv) mergers, consolidations and sales of assets,
(v) the creation or incurrence of liens on the assets of the Company, and
(vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at November 30, 1999.

    NOTE PAYABLE TO BANKS

    At the time of the merger, we replaced our existing bank credit facility with an amended and restated credit facility, under which we assumed the liability for Harveys Acquisition Corporation's initial borrowing of $172 million. In financing the acquisition of the net assets of Bluffs Run Casino, we again amended and restated our bank credit facility.

    This second amended and restated credit facility, dated as of October 5, 1999, provides us with a revolving loan facility, a swingline facility that allows us to borrow money on same-day notice and a letter of credit facility. We can borrow up to $10 million dollars under the swingline facility. The maximum available to us under the credit facility, including amounts outstanding under the swingline facility and the letter of credit is $335 million. The maximum permitted principal balance is reduced quarterly, beginning August 31, 2000. Amounts outstanding under our credit facility will mature and be

                             HARVEYS CASINO RESORTS

5. LONG-TERM DEBT (CONTINUED)
fully due and payable on September 30, 2004. Until then, the annual year-end maximum principal balances are as follows:

NOVEMBER 30,
------------
2000........................................................  $328,330,000
2001........................................................   314,990,000
2002........................................................   294,890,000
2003........................................................   271,440,000

    At November 30, 1999, we had approximately $243.9 million in outstanding borrowings and approximately $45.8 million in letter of credit exposure.

    We pay interest on outstanding borrowings at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. We may, at our option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of our total funded debt to our earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At November 30, 1999 the applicable margin relative to the base rate was 1.50% and the applicable margin relative to the LIBOR was 2.50%.

    The amounts the banks lend us under our bank facility are secured by substantially all of our assets including a pledge of the capital stock of our subsidiaries.

    Our bank facility contains a number of covenants that restrict our ability to (i) dispose of assets, (ii) incur additional indebtedness, (iii) prepay our 10 5/8% senior subordinated notes, (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change our business, engage in certain transactions with affiliates, and (viii) engage in certain corporate activities. We are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. We are prohibited from paying cash dividends on our preferred stock unless our leverage ratio is less than or equal to 3 to 1. Our leverage ratio is calculated by reference to our ratio of total indebtedness to EBITDA. At November 30, 1999 we were in compliance with these covenants.

    Our credit facility replaced a credit agreement we had in place before the merger. Consequently, at the time of the merger, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. This expense is reflected in our consolidated statement of operations as an extraordinary item, net of tax. We are amortizing new loan fees and other financing costs over the term of the new credit facility.

6. REDEEMABLE PREFERRED STOCKS

    As of the effective date of the merger, and at November 30, 1999, we had outstanding 10 shares of our 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 99,990 shares of our 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock. Our Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both

                             HARVEYS CASINO RESORTS

6. REDEEMABLE PREFERRED STOCKS (CONTINUED) series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the liquidation value. If we do not pay the dividends in cash when due, they cumulate and compound at an annual rate of 13 1/2%. We must redeem all the outstanding preferred stock on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem our preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. Our Series A Preferred Stock and our Series B Preferred Stock are convertible, at any time on or prior to February 1, 2002, into corresponding shares of our Class A Common Stock and Class B Common Stock. The conversion rate is 28.7309164 shares of common stock per share of preferred stock and is subject to customary antidilution adjustments. The conversion of our preferred stock to common stock would require the approval of all applicable gaming authorities. At the time of conversion, we would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock having a market value equal to the amount of accrued dividends.

    The documents governing our preferred stock contain covenants which limit our ability to make restricted payments or investments, limit consolidation, merger and the sale of assets, require us to provide certain financial reports and limit our business activities. At November 30, 1999, we were in compliance with these covenants.

    The combined liquidation value of our Series A Preferred Stock and Series B Preferred Stock at November 30, 1999 was $55 million. Additionally, on that date, there were approximately $6.4 million of accrued and unpaid dividends on our preferred stock.

7. OPERATING LEASE COMMITMENTS

    The Company's future minimum lease commitments under noncancellable operating leases (principally for land) as of November 30, 1999 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2000........................................................  $  3,589,300
2001........................................................     3,397,361
2002........................................................     3,363,919
2003........................................................     3,331,596
2004........................................................     3,415,009
2005 and thereafter.........................................   187,497,911

    Certain leases included above have provisions which require periodic increases in the rental payments based upon the consumer price index as of certain dates. In addition, annual lease payments under an obligation on a land lease are based upon an escalating percentage of gross gaming revenues or all net revenues, whichever calculation is greater, of Harveys Resort & Casino. The percentages applicable to gross gaming revenues and all net revenues in fiscal 2000 and years thereafter will be 3.5% and 2.35%, respectively. The actual rent paid is the greater of the rent calculated as a percentage or a minimum rent, as adjusted for the consumer price index. In 1997, the land lease was extended to the year 2045. For 1997, 1998 and 1999, the Company recognized rental expense in connection with the land lease of approximately $3.0 million, $3.5 million and $3.6 million, respectively, which includes approximately $0.8 million, $0.9 million and $1.2 million, respectively, above the minimum rental

                             HARVEYS CASINO RESORTS

7. OPERATING LEASE COMMITMENTS (CONTINUED) amounts. Total rental expense recognized for 1997, 1998 and 1999 amounted to approximately $3.7 million, $3.9 million and $4.2 million, respectively.

    The Company is also a lessor on several noncancellable lease agreements. Of the rental income recognized for the years ended November 30, 1997, 1998 and 1999, approximately $118,000, $380,000 and $634,000, respectively, represents rents received as a percentage of gross receipts. The remaining amounts are attributable to specified minimum rent. Future minimum payments due to the Company under these noncancellable lease agreements are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2000........................................................  $1,119,100
2001........................................................     609,200
2002........................................................     169,000
2003........................................................       6,100
2004........................................................          --

8. INCOME TAXES

    The provision for income taxes consists of the following:

                                                  PREDECESSOR COMPANY
                                      --------------------------------------------
                                                                       PERIOD               PERIOD
                                          FISCAL YEAR ENDED         DECEMBER 1,        FEBRUARY 2, 1999
                                            NOVEMBER 30,                1998         (DATE OF ACQUISITION)
                                      -------------------------       THROUGH               THROUGH
                                         1997          1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                      -----------   -----------   ----------------   ---------------------
Current.............................  $12,383,310   $ 9,365,214      $(4,039,141)         $ 6,786,207
Deferred............................    6,515,243     2,052,065          135,141            1,347,616
                                      -----------   -----------      -----------          -----------
Income tax provision before
  extraordinary item................   18,898,553    11,417,279       (3,904,000)           8,133,823
Income tax benefit of extraordinary
  item..............................           --            --         (275,000)                  --
                                      -----------   -----------      -----------          -----------
Income tax provision................  $18,898,553   $11,417,279      $(4,179,000)         $ 8,133,823
                                      ===========   ===========      ===========          ===========

    The difference between the Company's provision for income taxes as presented in the accompanying consolidated statements of operations, and the provision for income taxes computed at

                             HARVEYS CASINO RESORTS

8. INCOME TAXES (CONTINUED)
the statutory rate is comprised of the items shown in the following table as a percent of pre-tax earnings.

                                                               PREDECESSOR COMPANY
                                                  ---------------------------------------------
                                                         FISCAL YEAR
                                                            ENDED                  PERIOD              PERIOD
                                                        NOVEMBER 30,          FEBRUARY 2, 1999    FEBRUARY 2, 1999
                                                  -------------------------        THROUGH             THROUGH
                                                    1997             1998     NOVEMBER 30, 1999   NOVEMBER 30, 1999
                                                  --------         --------   -----------------   -----------------
Federal income tax provision (benefit) at the
  statutory rate................................    35.0%            35.0%          (34.0)%               34%
Non-deductible expenses.........................     1.2              2.3             5.9                3.4
Tax credits.....................................    (0.5)            (0.3)           (0.2)              (0.7)
Tax exempt income...............................      --             (0.5)           (0.1)              (0.5)
State income tax, net of federal benefit........     1.7              1.9              --                6.4
Other, net......................................     0.6             (0.5)            4.4               (3.7)
                                                    ----             ----           -----               ----
                                                    38.0%            37.9%          (24.0)%             38.9
                                                    ====             ====           =====               ====

    The components of the deferred income tax assets and liabilities as presented in the consolidated balance sheets, are as follows at November 30:

                                                              PREDECESSOR COMPANY
                                                              -------------------
                                                                     1998               1999
                                                              -------------------   ------------
DEFERRED TAX ASSET
Accrued compensation........................................     $  6,166,766       $  7,673,063
Other accrued expenses......................................        2,259,119          7,772,388
                                                                 ------------       ------------
                                                                    8,425,885         15,945,451
                                                                 ------------       ------------
DEFERRED TAX LIABILITY
Prepaid expenses............................................       (1,587,996)        (1,259,605)
Property and equipment......................................      (31,260,604)       (69,135,726)
                                                                 ------------       ------------
                                                                  (32,848,600)       (70,395,331)
                                                                 ------------       ------------
Net deferred tax liability..................................     $(24,422,715)      $(54,949,880)
                                                                 ============       ============

Current deferred asset......................................     $    525,416       $  3,141,457
Noncurrent deferred liability...............................      (24,948,131)       (58,091,337)
                                                                 ------------       ------------
Net deferred tax liability..................................     $(24,422,715)      $(54,949,880)
                                                                 ============       ============

    The Internal Revenue Service has completed an examination of the limited liability company, through which we previously owned Harveys Wagon Wheel, for the years ended November 30, 1995 and 1996 and the six month period ended May 31, 1997. We have made adequate provision for any adjustments resulting from those tax examinations.

                             HARVEYS CASINO RESORTS

9. STOCK-BASED COMPENSATION

    OMNIBUS INCENTIVE PLANS

    In November 1993, the Company adopted the 1993 Omnibus Incentive Plan and in March 1996, the Company adopted the 1996 Omnibus Incentive Plan. Under each of the two plans, shares of the Company's common stock could be granted to employees or prospective employees of the Company and/or its subsidiaries who were responsible for the management, growth and protection of the business of the Company. Issuance of shares of common stock under the plans could consist of stock options, stock appreciation rights, restricted stock grants, performance units and dividend equivalents. The plans were administered by a committee of the board of directors of Harveys whose members determined who would be awarded stock options, stock appreciation rights, restricted stock grants, performance units and dividend equivalents.

    Under the 1993 plan, 915,219 shares of the Company's common stock were reserved for potential awards and under the 1996 plan, an additional 500,000 shares of the Company's common stock were reserved.

    The exercise price of stock options granted under the plans was established by the committee. The exercise price of any stock options granted was not less than the market price of the Company's common stock on the date the option was granted. The term of each stock option was fixed by the committee. The term of any stock option granted did not exceed ten years. Stock options granted under the plans generally vested ratably over a three year period from the date of grant.

    Restricted stock grants were awards of shares of common stock granted subject to such restrictions, terms and conditions as the committee deemed appropriate. The committee determined the number of restricted shares to be granted and imposed different terms and conditions on any particular restricted stock grant made to any employee. We granted a total of 228,500 shares of restricted common stock through November 30, 1998. Of the restricted shares granted, in each case, 25% of the shares vested immediately as of the date of the grant and vested an additional 25% on each of the next three anniversaries of the grant. As of February 1, 1999, grantees of the restricted shares had forfeited 8,375 shares pursuant to terms of the plans. We recognized approximately $237,000, $142,000 and $1,000 as compensation expense in fiscal 1997, 1998, and the period from December 1, 1998 through February 1, 1999, respectively.

    On February 2, 1999, the Company adopted the 1999 Omnibus Incentive Plan. Under the plan, shares of the Company's common stock may be granted to officers, directors or employees of the Company or to consultants or advisors to the Company. Grants under the plan may consist of stock options, stock appreciation rights or limited stock appreciation rights, restricted stock, performance shares, deferred stock or any combination of the foregoing. The plan is administered by the Company's board of directors who have the power to select participants to receive grants, determine what grants are to be awarded and determine the terms and conditions, not inconsistent with the terms of the plan, which apply to any award granted under the plan.

    The total number of shares of Class A Common Stock reserved under the plan is 4,000 and the total number of shares of Class B Common Stock reserved under the plan is 400,000.

    Stock options granted under the plan may be of two types: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended from time to time and (ii) non-qualified stock options. During 1999, the Company granted to certain officers and employees incentive

                             HARVEYS CASINO RESORTS

9. STOCK-BASED COMPENSATION (CONTINUED)
stock options and non-qualified stock options to acquire shares of the Company's Class A Common Stock and Class B Common Stock. The option price per share of stock subject to stock options granted was equal to or greater than the fair market value of the underlying stock on the date of grant. The stock options granted vest 20% on each of the first five anniversaries of the date of grant. The term of the stock options granted is ten years.

    During 1999, the Company granted certain key executives restricted shares of the Company's Class A Common Stock and Class B Common Stock, the restrictions of which lapse 20% per year. Under certain conditions, the restricted shares may be canceled and an equivalent number of deemed shares created under a deferred compensation arrangement, under which the Company may be obligated to the executives for the fair market value of the deemed shares. The Company accrued compensation expense of $464,000 relating to the vesting of the restricted shares and recorded the associated amount as part of other liabilities on the accompanying consolidated balance sheet at November 30, 1999.

    As a result of the merger, the rights of certain key executives to participate in the supplemental executive retirement plan were terminated, with 50% of the accrued benefits paid out in cash and the remainder transferred to a deemed share account in a deferred compensation arrangement under which the Company will be obligated to the executives for the fair market value of the deemed shares. The Company accrued compensation expense of $703,000 relating to the increase in the estimated value of the deemed shares and the total obligation of $2,019,000 is included as part of other liabilities on the accompanying consolidated balance sheet at November 30, 1999.

    1993 NON-EMPLOYEE DIRECTORS' STOCK OPTION PROGRAM

    In November 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Program whereby each currently serving non-employee director was granted an option to purchase 4,500 shares of the Company's common stock, and was granted an option to purchase 1,500 shares of common stock immediately following each annual meeting. Each new non-employee director received a grant of an option to purchase 4,500 shares of the Company's common stock immediately after the first annual meeting of shareholders after that director was elected or appointed to the board of directors and received an option to purchase 1,500 shares of common stock immediately following each subsequent annual meeting. Of the options granted, in each case, 33 1/3% vested immediately on the date of grant and vest an additional 33 1/3% on each of the next two anniversaries of grant. The exercise price was the fair market value of the common stock on the date of grant. A total of 60,000 shares was reserved for issuance under the program.

    STOCK OPTIONS PURSUANT TO EMPLOYMENT CONTRACTS

    Two of the Company's directors, who were also employees, were granted options, outside of the Omnibus Incentive Plans or the Non-Employee Director's Stock Option Program, to purchase 15,000 and 12,500 shares of the Company's common stock, respectively. The stock options were granted in November 1993 pursuant to employment contracts and in anticipation of the Company's initial public offering in February 1994. The stock options had an exercise price of $14.00 per share.

    At the effective time of the merger, February 2, 1999, all outstanding unvested stock options and restricted stock grants vested. At that time, all outstanding stock options were canceled in return for a cash payment equal to the product of (i) the number of shares of Harveys common stock subject to the option and (ii) the excess of $28.7343 (the price paid per share of Harveys common stock in the merger) over the exercise price per share of Harveys common stock as provided in the stock option. As a result of the merger, each outstanding share of Harveys common stock, including the restricted stock grants, was converted into the right to receive $28.7343.

                             HARVEYS CASINO RESORTS

9. STOCK-BASED COMPENSATION (CONTINUED)

    Following the merger, the 1993 Omnibus Incentive Plan, the 1996 Omnibus Incentive Plan and the 1993 Non-Employee Director's Stock Option Program were terminated.

    The following table summarizes information relative to stock options granted, exercised, canceled, outstanding and exercisable under the various plans discussed above:

                                                                          WEIGHTED-AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding at December 1, 1996.....................    879,513        16.96
Options granted.............................................    684,193        16.48
Options canceled............................................   (513,080)       19.04
Options exercised...........................................    (35,166)       13.77
                                                              ---------

Options outstanding at November 30, 1997....................  1,015,460        15.69
Options granted.............................................     17,500        27.16
Options canceled............................................    (19,515)       17.19
Options exercised...........................................   (226,183)       14.95
                                                              ---------

Options outstanding at November 30, 1998....................    787,262        16.02
Options exercised...........................................     (1,139)       16.96
Options cashed out at the effective time of the merger......   (786,123)       16.02
                                                              ---------

Options outstanding February 2, 1999........................         --           --
                                                              =========

Options granted.............................................    189,210        20.06
Options canceled............................................    (37,370)       20.06
                                                              ---------

Options outstanding November 30, 1999.......................    151,840        20.06
                                                              =========

Options exercisable at November 30, 1997....................    377,583        14.35
Options exercisable at November 30, 1998....................    347,992        15.25
Options exercisable at November 30, 1999....................         --        20.06

    The following table provides additional information relative to stock options outstanding at November 30, 1999:

                                 OPTIONS OUTSTANDING
                            ------------------------------                   OPTIONS EXERCISABLE
                                          WEIGHTED-AVERAGE   ---------------------------------------------------
                                             REMAINING                                             WEIGHTED-
                              NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE      NUMBER           AVERAGE
EXERCISE PRICE              OUTSTANDING    LIFE IN YEARS     EXERCISABLE PRICE   EXERCISABLE   EXERCISABLE PRICE
--------------              -----------   ----------------   -----------------   -----------   -----------------
$20.06....................    151,840           9.31              $20.06                 --          $20.06

    The FASB has issued SFAS No. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 provides, among other things, that companies may elect to either record expense based on the fair value of stock-based compensation upon issuance or continue to apply the methods prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") whereby no compensation cost is

                             HARVEYS CASINO RESORTS

9. STOCK-BASED COMPENSATION (CONTINUED)
recognized upon grant if certain requirements are met. We elected to continue to account for stock-based compensation in accordance with APB No. 25.

    Had we recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, our net income for fiscal years 1997 and 1998 would have been reduced to the pro forma amounts included in the table below. The table also discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option pricing model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

                                                                     YEARS ENDED
                                                                    NOVEMBER 30,
                                                              -------------------------
                                                                 PREDECESSOR COMPANY
                                                                1997             1998
                                                              --------         --------
                                                                DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS
Income before extraordinary item
  As reported...............................................  $30,775          $18,702
  Pro forma.................................................   30,406           17,938
Net income
  As reported...............................................  $30,775          $18,702
  Pro forma.................................................   30,406           17,938

Weighted-average assumptions
  Expected stock price volatility...........................    31.70%           31.24%
  Risk-free interest rate...................................     5.20%            5.07%
  Expected option lives (years).............................     2.84             3.44
  Expected dividend yield...................................     1.00%            0.80%
  Estimated fair value of options granted...................  $  4.05          $  6.53

    The stock-based compensation cost calculated pursuant to the provisions of SFAS No. 123 would have an immaterial effect on net income for the period ended November 30, 1999.

10. EMPLOYEE BENEFIT PLANS

    401(K) PLAN

    The Company maintains a defined contribution retirement savings plan for all full-time employees who have at least one year of continuous employment and 1,000 hours of service. The Company contributes amounts equal to 50% of each eligible employee's voluntary contributions. For purposes of determining the Company's required contribution to the plan, the employee's voluntary contributions cannot exceed 6% of the employee's qualified compensation. The Company's contribution to the plan

                             HARVEYS CASINO RESORTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
for the years ended November 30, 1997 and 1998 amounted to approximately $1.6 million and $1.4 million, respectively. The Company's contribution to the plan for the period of December 1, 1998 through February 1, 1999 and the period February 2, 1999 through November 30, 1999 amounted to approximately $418,000 and $1.1 million, respectively.

    LONG-TERM INCENTIVE PLAN

    In 1994, the Company adopted a long-term incentive plan for key employees. Under the plan, incentives were accrued based upon annual operating results; however, ultimate payment of these incentives was contingent upon the Company attaining certain financial objectives over consecutive and concurrent three-year periods. As of November 30, 1998, the amount due to plan participants was approximately $1.6 million. At the effective time of the merger, we terminated the long-term incentive plan and made final lump sum payments, at the maximum payout value, to the participants in the aggregate amount of approximately $3.1 million.

    DEFERRED COMPENSATION PLAN

    In 1990, the Company established a non-qualified deferred compensation plan for designated executives and outside directors. Individuals electing to participate in this plan may voluntarily defer receipt of up to twenty-five percent (25%) of their annual compensation. We credit deferred compensation to each participant's account, and add interest on such amounts to the participant's account each quarter. The interest rate paid on amounts deferred prior to calendar year 1995 is the prime rate at the beginning of each quarter plus five percent (13.25% at November 30,1999). The interest rate paid on amounts deferred subsequent to December 31, 1994 is the prime rate plus two and one-half percent (10.75% at November 30, 1999). We are under no obligation to fund amounts under this plan, and such amounts are unsecured and treated as general obligations of the Company. As of November 30, 1998 and 1999, the amount due participants in this plan was approximately $2.9 million and $3.4 million, respectively.

    POSTRETIREMENT BENEFITS

    The Company provides postretirement medical benefits for certain key executives and members of the Company's board of directors. The Company had elected to amortize, over a period of 20 years the accumulated postretirement benefit obligation (transition obligation) related to prior service costs. At the effective time of the merger, the application of purchase method accounting required us to recognize as a liability the unamortized accumulated postretirement benefit obligation, unrecognized prior service cost and any unrecognized net loss. As a result, we recognized an additional increase in the net liability attributable to the post retirement benefit plan of approximately $422,000.

                             HARVEYS CASINO RESORTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table reconciles the unfunded status of our plan with the accrued postretirement benefit liability recognized in our consolidated balance sheets.

                                                        PREDECESSOR COMPANY
                                                  -------------------------------        PERIOD FROM
                                                  FISCAL YEAR      PERIOD FROM        FEBRUARY 2, 1999
                                                     ENDED       DECEMBER 1, 1998   (DATE OF ACQUISITION)
                                                  NOVEMBER 30,       THROUGH               THROUGH
                                                      1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                                  ------------   ----------------   ---------------------
CHANGE IN BENEFIT OBLIGATION:
  Beginning of period...........................  $   915,072      $ 1,143,780           $ 1,262,493
  Service cost..................................       78,782           13,679                43,077
  Interest Cost.................................       67,884           13,492                69,771
  Change in discount rate.......................       69,633               --               (55,800)
  Experience loss...............................       17,374           91,542                40,217
  Benefits paid.................................       (4,965)              --              (131,461)
                                                  -----------      -----------           -----------
  End of period.................................  $ 1,143,780      $ 1,262,493           $ 1,228,297
                                                  -----------      -----------           -----------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
    period......................................           --               --                    --
  Actual return on plan assets..................           --               --                    --
  Employer contribution.........................        4,965               --               131,461
  Benefits paid.................................       (4,965)              --              (131,461)
                                                  -----------      -----------           -----------
  Fair value of plan assets at end of period....           --               --                    --

  Funded status.................................     (810,435)      (1,262,493)           (1,228,297)
  Unrecognized actuarial loss...................      (73,418)              --               (15,583)
  Unrecognized prior service cost...............      (89,181)              --                    --
  Unrecognized net initial asset(obligation)....     (170,746)              --                    --
                                                  -----------      -----------           -----------
  Accrued benefit liability.....................  $(1,143,780)     $(1,262,493)          $(1,243,880)
                                                  ===========      ===========           ===========

    For the period ending November 30, 1999 we used a discount rate of 7.75% to arrive at year-end obligations. For fiscal year ending November 30, 1998 we used a discount rate of 6.75%. We assumed future medical costs will increase 6% per year.

                             HARVEYS CASINO RESORTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company's current policy is to fund the plan as covered benefits are paid. The following table sets forth the components of our net periodic postretirement benefit costs.

                                                        PREDECESSOR COMPANY
                                           ----------------------------------------------        PERIOD FROM
                                           FISCAL YEAR    FISCAL YEAR      PERIOD FROM        FEBRUARY 2, 1999
                                              ENDED          ENDED       DECEMBER 1, 1999   (DATE OF ACQUISITION)
                                           NOVEMBER 30,   NOVEMBER 30,       THROUGH               THROUGH
                                               1997           1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                           ------------   ------------   ----------------   ---------------------
COMPONENTS OF NET PERIODIC POSTRETIREMENT
BENEFIT COSTS
  Service cost...........................    $ 75,219       $ 78,782         $13,679              $ 43,077
  Interest cost..........................      56,907         67,884          13,492                69,771
  Expected return on plan assets.........          --             --              --                    --
  Amortization of unrecognized transition
    obligation...........................      12,197         12,197           2,033                    --
  Amortization of prior service cost.....       6,683          6,683           1,114                    --
  Recognized net actuarial loss..........          --             --             115                    --
                                             --------       --------         -------              --------
  Net periodic postretirement benefit
    cost.................................    $151,006       $165,546         $30,433              $112,848
                                             ========       ========         =======              ========

    Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the postretirement benefit obligation by approximately $166,000 at November 30, 1998; $133,000 at February 1, 1999; and $145,000 at November 30, 1999. A one percent increase in the assumed health care cost trend in each future year would increase the service and interest costs components of the net periodic benefit cost by approximately $23,000 each for fiscal years 1997 and 1998; $4,000 for the period of December 1, 1998 through February 1, 1999; and $16,000 for the period from February 2, 1999 through November 30, 1999. Likewise a one percent decrease in the assumed health care cost trend for each future year would have decreased the postretirement benefit obligation by approximately $100,000 at February 1, 1999 and by approximately $110,000 at November 30, 1999. A one percent decrease would have decreased the service and interest costs components by approximately $4,000 for the period December 1, 1998 through February 1, 1999 and by approximately $12,000 for the period February 2, 1999 through November 30, 1999.

    SUPPLEMENTAL RETIREMENT PLANS

    The Company provides noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under the supplemental executive retirement plans is age 65, and participants receive benefits based on years of service and compensation. The Company also provided a noncontributory plan for members of the Company's board of directors. At the effective time of the merger, the application of purchase method accounting required us to recognize as a liability the unamortized accumulated benefit obligation, unrecognized prior service cost and any unrecognized net loss. As a result, we recognized an additional increase in the liability attributable to the supplemental executive retirement plans of approximately $4.1 million and the elimination of a related intangible asset of approximately $2.6 million. Additionally, at the time of the merger, those members of the Company's board of directors who had a vested benefit in their plan received a lump sum payment and that plan was terminated.

                             HARVEYS CASINO RESORTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table reconciles the unfunded status of our plan with the accrued postretirement benefit liability recognized in our consolidated balance sheets.

                                                       PREDECESSOR COMPANY
                                                 -------------------------------        PERIOD FROM
                                                 FISCAL YEAR      PERIOD FROM        FEBRUARY 2, 1999
                                                    ENDED       DECEMBER 1, 1998   (DATE OF ACQUISITION)
                                                 NOVEMBER 30,       THROUGH               THROUGH
                                                     1998       FEBRUARY 1, 1999     NOVEMBER 30, 1999
                                                 ------------   ----------------   ---------------------
CHANGE IN BENEFIT OBLIGATION
Beginning of period............................  $ 15,135,038     $ 17,841,348         $ 14,722,986
Service cost...................................       649,139          139,118              407,543
Interest Cost..................................     1,096,557          199,414              803,447
Change in discount rate........................       834,570               --           (1,481,732)
Experience (gain) or loss......................       411,618       (2,302,642)                  --
Benefits paid..................................      (283,574)      (1,154,252)            (684,168)
                                                 ------------     ------------         ------------
End of period..................................  $ 17,841,348     $ 14,722,986         $ 13,768,076
                                                 ============     ============         ============
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period.......................................            --               --                   --
Actual return on plan assets...................            --               --                   --
Employer contribution..........................       283,574        1,154,252              684,168
Benefits paid..................................      (283,574)      (1,154,252)            (684,168)
                                                 ------------     ------------         ------------
Fair value of plan assets at end of period.....            --               --                   --
Funded status..................................   (17,841,348)     (14,722,986)         (13,768,076)
Unrecognized actuarial (gain) loss.............     3,763,138               --           (1,481,732)
Unrecognized prior service cost................     1,436,155               --                   --
Unrecognized net initial asset(obligation).....     1,542,423               --                   --
                                                 ------------     ------------         ------------
Accrued pension cost...........................  $(11,099,652)    $(14,722,986)        $(15,249,808)
                                                 ============     ============         ============

    For the period ending November 30, 1999 we used a discount rate of 7.75% to arrive at year-end obligations. For fiscal year ending November 30, 1998 we used a discount rate of 6.75 percent. We assumed future salary increases of 5% per year.

    The following table sets forth the components of our net periodic pension costs.

                                                 PREDECESSOR COMPANY                         PERIOD FROM
                               --------------------------------------------------------   FEBRUARY 2, 1999
                                                                         PERIOD FROM          (DATE OF
                                                                       DECEMBER 1, 1999     ACQUISITION)
                               FISCAL YEAR ENDED   FISCAL YEAR ENDED       THROUGH             THROUGH
                               NOVEMBER 30, 1997   NOVEMBER 30, 1998   FEBRUARY 1, 1999   NOVEMBER 30, 1999
                               -----------------   -----------------   ----------------   -----------------
COMPONENTS OF NET PERIODIC
  PENSION COSTS
Service cost.................     $  502,946          $  649,139           $ 139,118         $  407,543
Interest cost................        987,746           1,096,557             199,414            803,447
Expected return on plan
  assets.....................             --                  --                  --                 --
Amortization of unrecognized
  transition obligation......        171,699             171,699              28,617                 --
Amortization of prior service
  cost.......................        212,997             212,997              35,500                 --
Recognized net actuarial
  loss.......................        111,477             123,043              28,036                 --
                                  ----------          ----------           ---------         ----------
Net periodic pension cost....     $1,986,865          $2,253,435           $ 430,685         $1,210,990
                                  ==========          ==========           =========         ==========

    SELF INSURED PLANS

    The Company is self insured for employee medical coverage and workers' compensation for the benefit of its employees. Estimated accrued obligations for claims under these self-insured plans as of November 30, 1998 and 1999 were approximately $2.4 million and $2.5 million, respectively. The Company's maximum liability under both plans is limited by stop-loss agreements with insurance companies.

11. COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    In connection with the acquisition of the net assets of Bluffs Run Casino, we were obligated to enter into an irrevocable standby letter of credit to support $45.0 million of contingent consideration we may be obligated to pay. In connection with regulatory requirements, we were required to issue an irrevocable standby letter of credit to guarantee our payment of workers' compensation benefits. Outstanding standby letters of credit as of November 30, 1999 were as follows:

                                                   AMOUNT      EXPIRATION DATE
                                                 -----------   ---------------
Contingent purchase price consideration........  $45,000,000   October 5, 2000
St. Paul Fire and Marine (workers'
  compensation)................................      812,500    April 15, 2000
                                                 -----------
                                                 $45,812,500
                                                 ===========

    EMPLOYMENT CONTRACTS

    The Company has entered into employment agreements, each of which expires prior to February 3, 2004, with certain key executives. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans, certain stock grants and stock option provisions.

    CLAIMS AND LEGAL ACTIONS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, all pending matters are either adequately covered by insurance or if not covered by insurance, will not have a material adverse effect on the Company's financial statements taken as a whole.

12. RELATED PARTY TRANSACTIONS

    NOTES RECEIVABLE FROM RELATED PARTY TRUST

    Jessica L. Ledbetter, Kirk B. Ledbetter and Franklin K. Rahbeck, all directors of the Company prior to the merger, and Wells Fargo Bank, National Association are the co-trustees of the William B. Ledbetter and Beverlee A. Ledbetter Irrevocable Trust ('the Trust'). The Trust owns survivorship life insurance policies on the lives of William B. Ledbetter and Beverlee A. Ledbetter, deceased. Until November 1998, William B. Ledbetter was an officer and director of the Company and until her death on September 12, 1995, Beverlee
A. Ledbetter was the largest shareholder of the Company. Prior to fiscal 1995, the Company had paid premiums on the life insurance policies owned by the Trust. The Company has no further obligation to pay such premiums. The Trust has issued two notes payable to the Company for the amounts of the premiums previously paid by the Company. The notes were in the principal amounts of $1,376,995 and $455,272. On February 3, 1999, the Trust retired the notes by paying the Company the principal amounts plus all accrued and unpaid interest to the date of payment.

13. SALE OF INTERESTS IN UNCONSOLIDATED AFFILIATE

    Until October 24, 1997, Harveys owned a 40% equity interest in Hard Rock Hotel, Inc. We accounted for this investment on the equity method. Pursuant to a management agreement between Hard Rock Hotel, Inc. and Harveys LV Management Company, Inc., relating to the management and operations of the Hard Rock Hotel and Casino owned by Hard Rock Hotel, Inc., Harveys earned a base management fee of 4% of adjusted gross revenue, and up to an additional 2% of adjusted gross revenue if certain financial targets were met.

    On October 24, 1997, we sold all of the capital stock of Hard Rock Hotel, Inc. held by Harveys, representing 40% of the then outstanding capital stock of Hard Rock Hotel, Inc., and all our rights under the management agreement. The capital stock and the rights under the management agreement were sold to Hard Rock Hotel, Inc.. The sale closed pursuant to the terms of a Stock Purchase and Management Buyout Agreement entered into on July 1, 1997.

    Harveys received $45.0 million cash for the capital stock and its rights under the management agreement. Harveys received, in addition, approximately $1.2 million cash in satisfaction of a note and other amounts due to Harveys from Hard Rock Hotel, Inc. as of October 24, 1997.

    Summarized statement of income information for Hard Rock Hotel, Inc. for the period from December 1, 1996 through October 24, 1997 follows:

                                                              PERIOD ENDED
                                                              OCTOBER 24,
                                                                  1997
                                                              ------------
Summarized Statement of Income Information (in thousands)
Revenues....................................................     $68,699
Operating income............................................      11,323
Net income..................................................       4,295

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth unaudited selected quarterly financial information for each quarter of fiscal 1998 and 1999. This information, in the opinion of management, includes only normal recurring adjustments necessary for a fair representation of the information set forth therein. The operating results for any quarter are not indicative of results for any future period. Quarterly results may not be comparative due to the seasonal nature of operations.

(IN THOUSANDS)                                            FIRST      SECOND     THIRD      FOURTH
--------------                                           --------   --------   --------   --------
Fiscal 1998
  Revenue (a)..........................................  $ 68,772   $76,552    $87,632    $76,553
  Operating income.....................................     6,583    12,191     17,169      9,893
  Income before income taxes...........................     2,551     8,155     13,220      6,193
  Net income...........................................     1,531     4,892      7,932      4,347
Fiscal 1999
  Revenue..............................................  $ 75,649   $77,635    $88,370    $98,295
  Operating income (b).................................   (10,646)    9,342     18,528     14,742
  Income (loss) before income taxes and extraordinary
    items..............................................   (15,470)    2,391     11,859      5,886
  Extraordinary item, net of tax.......................      (869)       --         --         --
  Net income (loss)....................................   (12,746)    1,455      7,218      3,642

------------------------

(a) Revenues for the second and third quarters of fiscal 1998 differ from the amount originally reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, 1998 and August 31, 1998 due to the reclassification of telephone commission income at Harveys Casino Hotel.

(b) Operating income for the second and third quarters of Fiscal 1999 differs from the amount originally reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, 1999 and August 31, 1999 due to the reclassification of gain (loss) on disposition of assets at Harveys Lake Tahoe.

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
             2.1            Stock Purchase Agreement, dated July 2, 1997 (9)

             3.1            Amendments to Articles of Incorporation of Harveys Casino
                              Resorts as Surviving Constituent Entity (filed as Exhibit
                              A to Articles of Merger of Harveys Acquisition Corporation
                              into Harveys Casino Resorts). (13) (Articles of
                              Incorporation are incorporated herein by reference to
                              Harveys Acquisition Corporations's Registration Statement
                              of Form 10 (File No. 0-25093), filed November 20, 1998).

             3.2            Certificate of Designation of the 13-1/2% Series A Senior
                              Redeemable Convertible Cumulative Preferred Stock, ($0.01
                              per value per share) and the 13-1/2% Series B Redeemable
                              Convertible Cumulative Preferred Stock ($0.01 par value
                              per share) of Harveys Casino Resorts (13)

             3.3            Eighth Amended and Restated Bylaws of the Registrant (17)

             4.1            Form of Stock Certificate of the Registrant (17)

             4.2            Indenture, dated as of May 15, 1996 ( the "Original
                              Indenture") by and among the Registrant, Harveys Wagon
                              Wheel Casino Limited Liability Company, Harveys C. C.
                              Management Company, Inc., Harveys Iowa Management Company,
                              Inc. and Harveys L. V. Management Company, Inc. ( the
                              "Guarantors") and IBJ Schroder Bank & Trust Company as
                              Trustee ( including form of Note) (6)

             4.3            First Supplemental Indenture, dated as of June 5, 1996,
                              supplementing the Original Indenture (7)

             4.4            Second Supplemental Indenture, dated as of May 22, 1997,
                              supplementing the Original Indenture (11)

             4.5            Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company,
                              Inc., Harveys C. C. Management Company, Inc., Harveys Iowa
                              Management Company, Inc., Harveys L. V. Management
                              Company, Inc. and IBJ Schroder Bank and Trust Company,
                              supplementing the Original Indenture (17)

             4.6            Fourth Supplemental Indenture, dated as of December 24,
                              1998, among the Registrant, Harveys Tahoe Management
                              Company, Inc., Harveys C. C. Management Company, Inc.,
                              Harveys Iowa Management Company, Inc., Harveys L. V.
                              Management Company, Inc. and IBJ Schroder Bank and Trust
                              Company, supplementing the Original Indenture (17)

            10.1            Net Lease Agreement, dated February 28, 1985, between Park
                              Cattle Co. and the
                              Registrant (1)

            10.2            Lease, dated July 9, 1973, between Park Cattle Co. and the
                              Registrant (1)

            10.3            Supplemental Executive Retirement Plan (1)

            10.4            Senior Supplemental Executive Retirement Plan (1)

            10.5            Honorary Director Resolution--Vera Gross (1)

            10.6            1998 Deferred Compensation Plan Participants (14)

            10.7            Form of Indemnification Agreement for Directors and Officers
                              and Schedule of
                              Indemnities (17)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
            10.8            Excursion Boat Sponsorship and Operations Agreement, dated
                              August 22, 1994, by and between Iowa West Racing
                              Association and Harveys Iowa Management Company, Inc. (2)

            10.9            Employment Agreement dated May 9, 1995 by and between the
                              Registrant and Gary Armentrout (3)

            10.10           Employment Agreement dated August 14, 1995, by and between the Registrant and Kevin Servatius (4)

            10.11           Employment Agreement dated August 24, 1995, by and between the Registrant and Edward B. Barraco (4)

            10.12           Harveys Casino Resorts Management Incentive Plan, approved
                              August 8, 1995. (5)

            10.13           1997 Deferred Compensation Participants and Form of
                              Agreement (8)

            10.14           Extension to Employment Agreement, dated January 30, 1997
                              between Edward B. Barraco and the Registrant (10)

            10.15           Employment Agreement, dated June 23, 1997 between James J.
                              Rafferty and the
                              Registrant (11)

            10.16           Employment Agreement, dated July 1, 1997 between Verne Welch and the Registrant (11)

            10.17           Employment Agreement, dated July 21, 1997 between John R.
                              Bellotti and
                              the Registrant (11)

            10.18           Assignment of Leases, effective June 1, 1997, by and between
                              Harveys Casino Resorts, formerly known as Harvey's Wagon
                              Wheel, Inc., a Nevada corporation, Harveys Tahoe
                              Management Company, Inc., a Nevada corporation, and Park
                              Cattle Co., a Nevada corporation (11)

            10.19           Third Amendment to Lease Agreement, dated June 1, 1997, by and between Park Cattle Co., a Nevada corporation and
                              Harveys Casino Resorts, formerly known as Harvey's Wagon
                              Wheel, Inc., a Nevada corporation (11)

            10.20           First Amendment to Lease Agreement, dated June 1, 1997,
                              between Park Cattle Co., a Nevada corporation and Harveys
                              Casino Resorts, formerly known as Harveys Wagon Wheel,
                              Inc., a Nevada corporation (Douglas County, Nevada
                              property) (11)

            10.21           First Amendment to Lease Agreement, dated June 1, 1997,
                              between Park Cattle Co., a Nevada corporation and Harveys
                              Casino Resorts, formerly known as Harveys Wagon Wheel,
                              Inc., a Nevada corporation (El Dorado County, California
                              property) (11)

            10.22           Asset Transfer Agreement between Harveys Casino Resorts and
                              Harveys Tahoe Management Company, Inc., effective June 1,
                              1997 (11)

            10.23           Harveys Casino Resorts Change of Control Plan, effective
                              June 1, 1997 (16)

            10.24           Supplemental Executive Retirement Plan, effective as of
                              November 20, 1997 (16)

            10.25           Extension of Employment Agreement dated September 8, 1997
                              between Gary Armentrout and the Registrant (16)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
            10.26           Amended and Restated Credit Facility dated as of December 9,
                              1998 among Harveys Casino Resorts, Harveys C. C.
                              Management Company, Inc., Harveys Iowa Management Company,
                              Inc., Harveys Tahoe Management Company, Inc., HCR Services
                              Company, Inc., as borrowers, and Wells Fargo Bank, The
                              First National Bank of Chicago, First Security Bank, N.
                              A., U.S. Bank National Association, Credit Lyonnais Los
                              Angeles Branch, Societe Generale, Imperial Bank, Hibernia
                              Bank, Bank of the West and First Hawaiian Bank, as
                              lenders, and Wells Fargo Bank, as swingline lender, L/C
                              issuer and agent bank. (17)

            10.27           Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and Charles W.
                              Scharer. (17)

            10.28           Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and Stephen L.
                              Cavallaro.(17)

            10.29           Employment Agreement made and entered into February 2, 1999 by and between Harveys Casino Resorts and John J.
                              McLaughlin. (17)

            10.30           Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and Charles W.
                              Scharer. (17)

            10.31           Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and Stephen L.
                              Cavallaro. (17)

            10.32           Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and John J.
                              McLaughlin. (17)

            10.33           1999 Omnibus Stock Incentive Plan. (17)

            10.34           Stockholders Agreement entered into as of February 2, 1999 by and among Harveys Casino Resorts (the "Company"),
                              Colony HCR Voteco LLC, Colony Investors III, L. P. And the
                              securityholders of the Company as identified from time to
                              time on Schedule A thereto. (17)

            10.35           Real Estate Option Agreement dated January 8, 1998 by and
                              between the Registrant and Grand Plaza Limited
                              Partnership. (14)

            10.36           Amendment, dated as of September 15, 1998, to Option
                              Agreement dated as of January 8, 1998 by and between the
                              Registrant and Grand Plaza Limited Partnership. (17)

            10.37           Extension of Employment Agreement dated as of October 19,
                              1998, by and between the Registrant and James J. Rafferty.
                              (17)

            10.38           Extension of Employment Agreement dated as of October 26,
                              1998, by and between the Registrant and Gary Armentrout.
                              (17)

            10.39           1999 Deferred Compensation Plan Participants. (17)

            10.42           Noncompetition and Trade Secret Agreement dated as of
                              February 1, 1998 by and among Harveys Acquisition
                              Corporation and the individuals signatory thereto. (15)

            10.43           Stock Option and Restricted Stock Agreement dated as of
                              February 2, 1999 by and between Harveys Casino Resorts and
                              Gary Armentrout. (17)

            10.44           Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and Gary Armentrout.
                              (17)

            10.45           Employment Agreement made and entered into June 14, 1999
                              between Harveys Casino Resorts and William Stephens. (18)

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
            10.46           Stock Option and Restricted Stock Agreement dated as of
                              May 7, 1999 by and between Harveys Casino Resorts and
                              William Stephens. (18)

            10.47           Deferred Compensation Agreement dated as of May 7, 1999 by and between Harveys Casino Resorts and William Stephens.
                              (18)

            10.48           Employment Agreement made and entered into on August 17,
                              1999 by and between Harveys Casino Resorts and Verne
                              Welch. (19)

            10.49           Agreement and Covenant not to Compete or Use or Disclose
                              Trade Secrets made and entered into on August 17, 1999 by
                              and between Verne Welch and Harveys Casino Resorts. (19)

            10.50           Purchase and Sale Agreement and Joint Escrow Instructions
                              dated August 31, 1999 by and between HBR Realty Company,
                              Inc., a Nevada corporation and Iowa West Racing
                              Association, Nonprofit Corporation, an Iowa nonprofit
                              corporation. (22)

            10.51           Lease by and between HBR Realty Company, Inc., a Nevada
                              corporation, as Landlord and Iowa West Racing Association,
                              Nonprofit Corporation, an Iowa nonprofit corporation as
                              Tenant, dated October 5, 1999. (22)

            10.52           First Amendment to Purchase and Sale Agreement and Joint
                              Escrow Instructions by and between HBR Realty Company,
                              Inc., and Iowa West Racing Association, Nonprofit
                              Corporation, dated October 6, 1999. (22)

            10.53           Amended and Restated Excursion Boat Sponsorship and
                              Operations Agreement by and between Iowa West Racing
                              Association, and Harveys Iowa Management Company, Inc.,
                              dated October 6, 1999. (22)

            10.54           Management Agreement by and between Harveys BR Management
                              Company, Inc., and Iowa West Racing Association dated
                              October 6, 1999. (22)

            16.1            Deloitte & Touche LLP's letter regarding change in
                              certifying accountant. (21)

            21.1            List of Subsidiaries of the Registrant. (22)

            27              Financial Data Schedule. (22)

------------------------

(1) Incorporated herein by reference to Registration Statement No. 33-70670

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1994

(3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1995

(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1995

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

(11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

(12) Incorporated herein by reference to Registrant's Quarterly Report on Form 8-K filed February 3, 1998

(13) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 12, 1999

(14) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998

(15) Incorporated herein by reference to Registration Statement on Form 10 of Harveys Acquisition Corporation, File No. 0-25093, filed November 20, 1998

(16) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1997

(17) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

(18) Incorporated herein by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended May 31, 1999.

(19) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1999.

(20) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 1999.

(21) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed March 18, 1999.

(22) Filed herewith