Form 10-Q
period 2000-02-29
HARVEYS CASINO RESORTS
filed 2000-04-14
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended FEBRUARY 29, 2000
                                       or

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
The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 39,610 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 3,961,000, each as of April 6, 2000.

                            HARVEYS CASINO RESORTS
                                     INDEX

                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

               Condensed Consolidated Balance Sheets,
               February 29, 2000 and November 30, 1999                                               3

               Condensed Consolidated Statements of Operations for the Three
               Months Ended February 29, 2000, the Period of February 2, 1999
               (the date of acquisition) through February 28, 1999 and the
               Period of December 1, 1998 through February 1, 1999                                   4


               Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended February 29, 2000, the Period of February 2, 1999
               (the date of acquisition) through February 28, 1999 and the
               Period of December 1, 1998 through February 1, 1999                                   5


               Notes to Condensed Consolidated Financial
               Statements                                                                            6

 Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                16

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                         18

 Item 2.  Changes in Securities                                                                     18

 Item 3.  Defaults Upon Senior Securities                                                           18

 Item 4.  Submission of Matters to a Vote of Security Holders                                       18

 Item 5.  Other Information                                                                         18

 Item 6.  Exhibits and Reports on Form 8-K                                                          18

SIGNATURES                                                                                          19

                          PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements

                                                    HARVEYS CASINO RESORTS
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands, except per share amounts)


                                                                                        February 29,   November 30,
                                                                                            2000           1999
                                                                                        ------------   ------------
                                                                ASSETS

Current assets
     Cash and cash equivalents                                                             $ 34,851            $ 32,496
     Accounts and notes receivable, net                                                       7,447               5,810
     Prepaid expenses                                                                         4,062               2,228
     Other current assets                                                                     6,466               6,846
                                                                                           --------            --------

          Total current assets                                                               52,826              47,380
Property and equipment (net of accumulated depreciation of
    $25,325 and $18,872)                                                                    437,553             440,759
Cost in excess of net assets acquired                                                       154,008             155,904
Other assets                                                                                 24,349              29,876
                                                                                           --------            --------
          Total assets                                                                     $668,736            $673,919
                                                                                           ========            ========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts and contracts payable                                                        $  5,060            $  9,752
     Accrued expenses                                                                        37,664              34,468
                                                                                           --------            --------
          Total current liabilities                                                          42,724              44,220
Long-term debt, net of current portion                                                      396,399             400,577
Deferred income taxes                                                                        58,091              58,091
Other liabilities                                                                            28,119              28,234
                                                                                           --------            --------
          Total liabilities                                                                 525,333             531,122
                                                                                           --------            --------
Preferred stock, $.01 par value, 1,000,000 shares authorized; 10 Series A and
99,990 Series B 13 1/2% senior redeemable convertible cumulative shares
outstanding (liquidation value $55,000)                                                      63,516              61,442
                                                                                           --------            --------

Stockholders' equity

Common stock, $.01 par value, 20,000,000 shares authorized; 4,000,610 shares issued at  February  29, 2000,  and 4,018,790 shares issued at
 November 30, 1999,                                                                              40                  40
Additional paid-in capital                                                                   74,960              74,960
Retained earnings                                                                             4,887              6,355
                                                                                           --------            --------
          Total stockholders' equity                                                         79,887             81,355
                                                                                           --------            --------
          Total liabilities, preferred stock  and stockholders' equity                     $668,736            $673,919
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

                                             HARVEYS CASINO RESORTS
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Dollars in thousands)


                                                   Three Months         February 2, 1999        Predecessor Company
                                                      Ended          (date of acquisition)       December 1,1998 to
                                                February 29, 2000     to February 28, 1999        February 1, 1999
                                                -----------------     --------------------        ----------------
Revenues
   Casino                                                $ 90,159                $ 18,680                $ 41,454
   Racing                                                   1,337                       -                       -
   Lodging                                                  8,695                   2,855                   5,958
   Food and beverage                                       14,324                   3,749                   8,108
   Other                                                    2,333                     756                   1,271
   Less: Casino promotional allowances                     (7,528)                 (2,079)                 (5,003)
                                                         ---------               --------               ---------
      Total net revenue                                   109,320                  23,961                  51,788
                                                         ---------               --------               ---------
Costs and expenses
   Casino                                                  43,826                  10,245                  21,146
   Racing                                                   2,756                       -                       -
   Lodging                                                  3,032                     977                   1,997
   Food and beverage                                        9,927                   2,238                   4,727
   Other operating                                            893                     290                     592
   Selling, general and administrative                     23,361                   5,251                  13,558
   Depreciation and amortization                            9,142                   1,942                   3,553
   Consent fee and merger costs                                 -                       -                  19,879
                                                         ---------               --------               ---------
      Total cost and expenses                              92,937                  20,943                  65,452
                                                         ---------               --------               ---------
Operating income (loss)                                    16,383                   3,018                 (13,664)
                                                         ---------               --------               ---------
Other income (expense)
Interest income                                                36                       8                     338
Interest expense                                           (9,798)                 (2,248)                 (3,016)
Other, net                                                   (105)                     17                      77
                                                         ---------               --------               ---------
      Total other income (expense)                         (9,867)                 (2,223)                 (2,601)
                                                         ---------               --------               ---------
Income (loss) before income taxes,
  extraordinary item and cumulative effect of
   accounting change
                                                            6,516                     795                 (16,265)
Income tax benefit (provision)                             (2,769)                   (311)                  3,904
                                                         ---------               --------               ---------
Income (loss) before extraordinary item and
  cumulative effect of accounting change

                                                            3,747                     484                 (12,361)
Loss on retirement of debt, net of taxes                        -                       -                    (869)

Cumulative effect of accounting change, net of
    taxes
                                                           (3,142)                      -                       -
                                                         ---------               --------               ---------
Net income (loss)                                        $    605                $    484                $(13,230)
                                                         =========               ========               =========


        The accompanying notes are an integral part of these statements.

                                             HARVEYS CASINO RESORTS
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)


                                                           Three Months          February 2, 1999        Predecessor Company
                                                              Ended           (date of acquisition)       December 1,1998 to
                                                        February 29, 2000      to February 28, 1999        February 1, 1999
                                                        -----------------     ---------------------      -------------------
Cash flows from operating activities
  Net income (loss)                                               $    605                 $    484              $ (13,230)

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
    Depreciation and amortization                                    9,142                    1,942                  3,553
    Amortization of deferred compensation                              170                       88                      1
    Write-off of debt issuance costs, net of tax                         -                        -                    869
    Change in income taxes payable                                   1,014                      231                 (3,904)
    Accrual of consent fee and merger costs                              -                        -                 19,823
    Other, net                                                         547                   (2,815)                (2,261)
                                                                  --------                 --------              ---------
          Net cash provided by (used in) operating
              activities
                                                                    11,478                      (70)                 4,851
                                                                  --------                 --------              ---------

Cash flows from investing activities
     Capital expenditures                                           (3,345)                  (2,549)                (3,830)
     Change in construction payables                                (1,873)                       -                     -
     Proceeds from sale of marketable securities                         -                        -                 10,000
     Proceeds from notes receivable                                      -                    1,839                      -
     Other, net                                                         20                        8                   (296)
                                                                  --------                 --------              ---------
          Net cash provided by (used in) investing
              activities
                                                                    (5,198)                    (702)                 5,874
                                                                  --------                 --------              ---------

Cash flows from financing activities
     Principal payments on long-term debt                          (24,370)                 (27,000)                  (220)
     Debt issuance costs                                                (1)                  (2,865)                     -
     Proceeds from long-term debt                                   20,446                        -                      -
     Consent fee and merger costs                                        -                  (19,823)                   (56)
     Other, net                                                          -                        -                    (31)
                                                                  --------                 --------              ---------
          Net cash used in financing activities                     (3,925)                 (49,688)                  (307)
                                                                  --------                 --------              ---------

Increase (decrease) in cash and cash equivalents                     2,355                  (50,460)                10,418
Cash and cash equivalents at beginning of period                    32,496                   77,717                 67,299
                                                                  --------                 --------              ---------
Cash and cash equivalents at end of period                        $ 34,851                 $ 27,257              $  77,717
                                                                  ========                 ========              =========



        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the following footnotes, the words, "Company" and "Harveys" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries unless the context requires otherwise.

1. BASIS OF PRESENTATION AND CONSOLIDATION

   Founded in 1944, Harveys has been engaged in the casino entertainment industry for over 55 years. On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. Harveys was the surviving corporation in the merger and is continuing business operations as conducted prior to the merger. Harveys Tahoe Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc., a wholly-owned subsidiary, is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. Harveys
   C. C. Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado.

   On October 6, 1999, HBR Realty Company, Inc., a wholly-owned subsidiary, purchased the net assets (excluding the gaming equipment) of Bluffs Run Casino, the greyhound racetrack and casino in Council Bluffs, Iowa. The facilities were purchased pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 31, 1999 by and between HBR Realty Company and Iowa West Racing Association. Immediately after closing of the transaction, the Bluffs Run Casino facilities were leased back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained Harveys BR Management Company, Inc., a wholly-owned subsidiary, to manage the operations of Bluffs Run Casino. Iowa West Racing Association continues to hold the pari- mutuel and gaming licenses under Iowa law. Harveys, through its wholly-owned subsidiaries, receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

   The February 2, 1999 merger was accounted for as a purchase. This required an allocation of the purchase price to the individual assets acquired and liabilities assumed based on their fair value at the time of the merger. As a result, the consolidated financial statements for the periods after the merger are presented on a different basis of accounting from those for the periods before the merger and therefore, are not directly comparable. The accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for periods prior to the merger are captioned as the predecessor company and are shown for informational purposes.

   The October 6, 1999 acquisition of the net assets of Bluffs Run Casino was accounted for as a purchase. Consequently, the net assets acquired are included in the condensed consolidated balance sheet based on their fair value as of the date of acquisition. The condensed consolidated statement of operations includes the revenues and expenses of Bluffs Run Casino for the period ended February 29, 2000.

   The condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   The condensed consolidated balance sheet as of November 30, 1999 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at February 29, 2000 and February 28, 1999, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

   Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income (loss).

   All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. Results of operations for interim periods should not be consider to be indicative of results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ending November 30, 1999.

2. LONG-TERM DEBT

   Long-term debt (in thousands) consisted of the following as of:


                                                             FEBRUARY 29, 2000       NOVEMBER 30, 1999
      10 5/8% Senior Subordinated Notes, due 2006                    $ 150,000               $ 150,000
      Unamortized premium on Senior Subordinated Note                    6,399                   6,654
                                                                         -----                   -----
                                                                       156,399                 156,654
      Note payable to banks                                            240,000                 243,923
                                                                       -------                 -------
                                                                     $ 396,399               $ 400,577
                                                                     =========               =========

   Senior Subordinated Notes - The indenture governing the senior subordinated notes contains certain covenants that impose limitations on among other things: (i) the incurrence of additional indebtedness by the Company, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments

   (each defined in the indenture), (iv) mergers, consolidations and sales of assets, (v) the creation or incurrence of liens on the assets of the Company, and (vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at February 29, 2000.

   The premium on the senior subordinated notes is being amortized as a reduction of interest expense over the remaining term of the notes.

   Note Payable to Banks - A second amended and restated credit facility, dated as of October 5, 1999, provides a revolving loan facility, a swingline facility that allows borrowing on same- day notice and a letter of credit facility. The Company can borrow up to $10 million dollars under the swingline facility. The maximum available under the credit facility, including amounts outstanding under the swingline facility and letters of credit exposure, is $335 million. The maximum permitted principal balance is reduced quarterly, beginning August 31, 2000.

   At February 29, 2000, the Company had $240.0 million in outstanding borrowings and approximately $46.0 million in letters of credit exposure.

   Interest on outstanding borrowings accrues at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of total funded debt to earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At February 29, 2000 the applicable margin relative to the base rate was 0.75% and the applicable margin relative to the LIBOR was 1.75%.

   The amounts the banks lend under the credit facility are secured by substantially all of the Company's assets including a pledge of the capital stock of its subsidiaries.

   The credit facility contains a number of covenants that restrict the ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) prepay the 10 5/8% senior subordinated notes, (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. At February 29, 2000, the Company was in compliance with these covenants.

3. REDEEMABLE PREFERRED STOCK

   At February 29, 2000, the Company had outstanding 10 shares of 13 1/2%
   Series A Senior Redeemable Convertible Cumulative Preferred Stock and 99,990 shares of 13 1/2% Series B Senior Redeemable Convertible Cumulative
   Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the liquidation value. If dividends are not paid in cash when due, they cumulate and compound at an annual rate of 13 1/2%. The Company must redeem all the outstanding preferred stock on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends, and has the right to redeem the preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. The Series A and Series B Preferred Stock are convertible, at any time on or prior to February 1, 2002, into corresponding shares of Class A and Class B Common Stock. The right of conversion, as it relates to the Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of preferred stock and their affiliates (as that term is defined in the certificate of designation that governs the preferred stock). The conversion rate is 28.7309164 shares of common stock per share of preferred stock and is subject to customary antidilution adjustments. The conversion of the preferred stock to common stock would require the approval of all applicable gaming authorities. At the time of conversion, the Company would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock having a market value equal to the amount of accrued dividends.

   The certificate of designation contains covenants which limit the ability to make restricted payments or investments, limit consolidation, merger and the sale of assets, require the Company to provide certain financial reports and limit business activities. At February 29, 2000, the Company was in compliance with these covenants.

   The combined liquidation value of the Series A Preferred Stock and Series B Preferred Stock at February 29, 2000 was $55 million. Additionally, on that date, there were approximately $8.5 million of accrued and unpaid dividends on the preferred stock.

4. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

   Effective December 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and its provisions are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities (commonly referred to as preopening costs in the gaming industry) to be expensed as incurred. The initial effect of adopting SOP 98-5 is reported as the cumulative effect of a change in accounting principle. As requied, all capitalized preopening costs as of December 1, 1999 were written off. These costs included previously deferred organization and licensing costs. The write-offs resulted in a charge of approximately $3.1 million, net of an income tax benefit of approximately $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


In the following discussion, the words "Harveys," "Company," "we," "our," and "us" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries, unless the context requires otherwise.

On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. The Company was the surviving corporation in the merger and we are continuing our business operations as conducted prior to the merger. We currently own and operate Harveys Resort & Casino, Harveys Casino Hotel and Harveys Wagon Wheel. We also own the assets of, and manage, Bluffs Run Casino, a facility under license from Iowa West Racing Association. The following table presents certain operating results for the Company's properties. For comparative purposes, results for the first quarter of fiscal 1999 have been presented on a combined three-month basis by aggregating the results for the period December 1, 1998 through February 1, 1999 with the results for the period February 2, 1999 (the date of acquisition) through February 28, 1999.


Results of Operations

                                                                Combined Three       February 2, 1999          Predecessor Company
                                        Three Months Ended       Months Ended      (date of acquisition) to    December 1, 1998 to
                                        February 29, 2000     February 28, 1999      February 28, 1999          February 1, 1999
                                        ------------------    -----------------    ------------------------    -------------------
                                                                       (Dollars in thousands)
Net Revenues
  Harveys Resort & Casino                         $ 32,619               $ 31,149                $ 9,736                $ 21,413
  Harveys Casino Hotel                              32,834                 30,301                  9,639                  20,662
  Bluffs Run Casino                                 30,288                      -                      -                       -
  Harveys Wagon Wheel                               13,579                 14,299                  4,586                   9,713
                                                  --------               --------                -------               ---------
                                                  $109,320               $ 75,749                $23,961                $ 51,788
                                                  ========               ========                =======               =========
Operating Income (Loss)
  Harveys Resort & Casino                         $  4,686               $  3,413                $ 1,039                $  2,374
  Harveys Casino Hotel                               7,097                  6,476                  2,094                   4,382
  Bluffs Run Casino                                  5,667                      -                      -                       -
  Harveys Wagon Wheel                                1,786                  2,374                    820                   1,554
  Corporate and Development                         (2,853)                (3,030)                  (935)                 (2,095)
  Consent fee and merger costs                           -                (19,879)                    -                  (19,879)
                                                  --------               --------                -------               ---------
                                                  $ 16,383               $(10,646)               $ 3,018                $(13,664)
                                                  ========               ========                =======                ========
EBITDA (1)
  Harveys Resort & Casino                         $  7,400               $  5,702                $ 1,780                $  3,922
  Harveys Casino Hotel                               9,249                  8,417                  2,748                   5,669
  Bluffs Run Casino                                  8.318                      -                      -                       -
  Harveys Wagon Wheel                                2,823                  3,324                  1,141                   2,183
  Corporate and Development                         (2,095)                (2,586)                  (710)                 (1,876)
                                                  --------               --------                -------               ---------
                                                  $ 25,695               $ 14,857                $ 4,959                $  9,898
                                                  ========               ========                =======                ========

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



SUMMARY - Our first quarter 2000 results are significantly affected by our October 6, 1999 acquisition of the net assets of Bluffs Run Casino and our management of that facility.

Our consolidated net revenues for the first quarter of fiscal 2000 amounted to $109.3 million, an increase of $33.6 million, or 44.3%, over our net revenues for the first quarter of fiscal 1999. Bluffs Run Casino provided $30.3 million of the net revenue growth. Excluding the net revenue contribution from Bluffs Run Casino, our same-store net revenues improved by $3.3 million, or 4.3%. Improvements in net revenues from Harveys Casino Hotel at Council Bluffs and Harveys Resort & Casino at Lake Tahoe mitigated our declining net revenues from Harveys Wagon Wheel in the increasingly competitive Central City/Black Hawk, Colorado market.

Operating income amounted to $16.4 million for the first quarter of fiscal 2000. This was a $7.2 million, or 74.9%, improvement from the prior year period, excluding $19.9 million of consent fee and merger related costs incurred in the first quarter of fiscal 1999. On a same-store basis, our operating income improved $1.5 million, or 16.1%.

HARVEYS RESORT & CASINO - Our Lake Tahoe property produced net revenues for the quarter of $32.6 million, an increase of $1.5 million , or 4.7%, over our net revenues for the first quarter of fiscal 1999. Revenues improved as a result of increased wagering volume and food covers. Our operating profit of $4.7 million increased by $1.3 million, or 37.3%, primarily as a result of improvements in casino profit margins.

HARVEYS CASINO HOTEL - Our Council Bluffs property provided net revenues for the quarter of $32.8 million, an increase of $2.5 million, or 8.4% over our net revenues recorded in the first quarter of fiscal 1999. Revenues improved as a result of increased wagering volume and food covers. Our Council Bluffs operating profit of $7.1 million increased by $0.6 million, or 9.6%, as a result of the improvements.

BLUFFS RUN CASINO - The first quarter of fiscal 2000 was the first full quarter of our management of Bluffs Run Casino. This Council Bluffs property provided net revenues for the quarter of $30.3 million and operating profit of $5.7 million.

HARVEYS WAGON WHEEL - Net revenues from our Central City property amounted to $13.6 million for the quarter, a decrease of $0.7 million, or 5.0%, from our net revenues recorded in the first quarter of fiscal 1999. The decrease was primarily in casino revenues, resulting from additional competition in nearby Black Hawk, Colorado. Our operating profit of $1.8 million declined by $0.6 million, or 24.7%, primarily as a result of the decline in our casino revenues and profits and an increase in our marketing and advertising expenditures in response to the new competition.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - Our results for the first quarter of fiscal 2000 were affected by several other factors, including: increases in depreciation and amortization, increases in selling, general and administrative expenses, increases in interest expense and the cumulative effect of a change in accounting principle.

Depreciation and amortization expense amounted to approximately $9.1 million in the first quarter of fiscal 2000 compared to approximately $5.5 million of aggregate depreciation and amortization in the first quarter of the prior year. This increase included approximately $2.6 million of amortization of the costs in excess of net assets acquired in the merger and in the acquisition of the net assets of Bluffs Run Casino. The balance of the increase for the first quarter of fiscal 2000 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger and additional depreciation from Bluffs Run Casino.

Our selling, general and administrative expenses increased by $4.6 million over the aggregated selling, general and administrative expenses of the prior year first quarter. This increase was primarily the result of assuming management of the Bluffs Run Casino.

As a result of the merger financing and the 100% financing of the acquisition of the net assets of Bluffs Run Casino, our average long-term debt during the first quarter of fiscal 2000 was substantially higher than during the first quarter of fiscal 1999. Consequently, our interest expense, net of interest income, increased by $4.8 million to $9.8 million for the most recent quarter.

Effective December 1, 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The provisions of this accounting pronouncement require costs of start-up activities (commonly referred to as preopening costs in the gaming industry) to be expensed as incurred. The initial effect upon adoption is reported as the cumulative effect of a change in accounting principle. As required, we wrote off all capitalized preopening costs as of December 1, 1999. These costs included previously deferred organization and licensing costs. The write-off resulted in a charge of approximately $3.1 million, net of an income tax benefit of approximately $1.4 million.

Liquidity and Capital Resources

Our primary source of cash during the first quarter of fiscal 2000 was approximately $11.5 million of cash flow from operations, compared to approximately $4.8 million of aggregate cash flow from operations in the prior year first quarter. We expended approximately $3.3 million on capital improvements and replacements and paid approximately $1.9 million of construction payables on our parking structure at Harveys Casino Hotel in Council Bluffs. We were also able to reduce our outstanding indebtedness under our credit facility by approximately $3.9 million.

As a result of the above, our cash and cash equivalents increased by $2.4 million, from $32.5 million at November 30, 1999 to $34.9 million at February 29, 2000. Additionally, our outstanding debt decreased from $393.9 million at the end of fiscal 1999 to approximately $390.0 million at February 29, 2000, excluding the unamortized premium on our senior subordinated notes. Our debt at February 29, 2000 consisted of $150 million of senior subordinated notes and $240.0 million outstanding under our credit facility.

In addition to our debt, we were obligated at February 29, 2000 for an aggregate of approximately $63.5 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and the unpaid dividends accrued thereon.

Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis, beginning August 31, 2000. Given our outstanding balance at February 29, 2000 and our anticipated sources and uses of cash for the balance of fiscal year 2000, we do not expect to be subject to any mandatory principal payment requirements in fiscal year 2000. Interest on borrowings outstanding under the credit facility are payable, at our option, at either LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA. The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

Our senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. Interest on the senior subordinated notes is payable semi-annually on June 1 and December 1 of each year. The senior subordinated notes mature on June 1, 2006. The senior subordinated notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. The indenture contains certain covenants that impose limitations on, among other things, the incurrence of additional indebtedness, the payment of dividends, the repurchase of capital stock and the making of certain other restricted payments and restricted investments (as defined in the indenture), mergers, consolidations and sales of assets by the

Company, the creation or incurrence of liens on the assets of the Company, and transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the Indenture.

Our Series A Preferred and Series B Preferred are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value. To the extent we do not pay the dividends in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2%. The Series A Preferred and Series B Preferred are subject to mandatory redemption on February 1, 2011 for cash at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem the Series A Preferred and the Series B Preferred at any time for cash at the liquidation value plus any accrued and unpaid dividends. The certificate of designation for the preferred stock contains covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. Upon the receipt of all applicable gaming approvals the Series A Preferred and Series B Preferred are convertible at any time on or before February 1, 2002, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. The right of conversion, as it relates to our Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of our preferred stock and their affiliates (as that term is defined in the certificate of designation). Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at our election, may be satisfied with additional shares of the corresponding common stock having a fair market value equal to the amount of accrued dividends.

As of February 29, 2000, we were in compliance with the covenants under the credit facility, the indenture and the certificate of designation.

At the end of the first quarter of fiscal 2000, we had approximately $49.0 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $34.9 million.

We anticipate expending an additional $13.6 million for maintenance capital expenditures and property improvements in fiscal 2000. We believe that our existing cash and cash equivalents, cash flows from operations and our borrowing capacity under the credit facility will be sufficient to meet the cash requirements of our existing operations for at least the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. We currently believe that our cash requirements beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the credit facility. From time to time the Company considers acquisitions of other gaming properties or other companies in the gaming industry, which may require capital investments in excess of current resources. Presently, the Company is not party to any binding obligation to complete any such acquisition. However, on March 8, 2000, the Company announced that it had made an offer to acquire all of the outstanding shares of common stock of Pinnacle Entertainment, Inc., formerly known as Hollywood Park, Inc., for $25 per share. The companies have agreed to negotiate on an exclusive basis through April 14, 2000. Other than the possibility of acquisitions, we do not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on the preferred stock prior to 2004 because of, among other reasons, restrictions in the credit facility and the indenture on the payment of cash dividends.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at February 29, 2000 was $240 million, subject to a weighted-average interest rate of 8.12%. Assuming an identical outstanding balance for the remainder of the fiscal year, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the remainder of the year by approximately $1.8 million.

Additionally, the fair value of the Company's fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $6.4 million of unamortized premium on the senior subordinated notes at February 29, 2000, and the fair value of the Company's fixed rate preferred stock, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at February 29, 2000 would have decreased the fair value of our fixed rate long-term debt by approximately $14.0 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at February 29, 2000 by approximately $17.0 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $4.2 million at February 29, 2000. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our preferred stock by approximately $4.8 million.

The Company did not enter into any derivative financial contracts in fiscal 1999 or the first quarter of fiscal 2000. Effective March 1, 2000, the Company entered into an interest rate cap agreement with a notional amount of $48 million. We may use derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This document includes various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as `believes', `anticipates', or `expects' used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                            PART II - OTHER  INFORMATION

Item 1.   Legal Proceedings.
          Not Applicable

Item 2.  Changes in Securities.
          Not Applicable

Item 3.  Defaults Upon Senior Securities.
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other Information.
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                See attached Exhibit Index

           (b)  Reports on Form 8-K

                On December 1, 1999, the Company filed Amendment No. 1 to a Current Report on Form 8-K/A. On October 20, 1999, we filed a Form 8-K describing our acquisition of a greyhound racetrack and land-based casino in Council Bluffs, Iowa from Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation. At the time of the filing, the financial information relative to Iowa West Racing Association's interim operation of the racetrack and casino known as Bluffs Run Casino was not available. As a result, the pro forma condensed consolidated financial information required by the Securities Exchange Act of 1934 could not be prepared. The purpose of the Form 8-K/A was to amend our initial filing with respect to the acquisition of Bluffs Run Casino and provide the required financial statements and pro forma financial information.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HARVEYS CASINO RESORTS
                                      Registrant




Date:     April 13, 2000               /s/ CHARLES W. SCHARER
                                      --------------------------------------
                                      Charles W. Scharer,
                                      President and Chief Executive Officer
                                      (Authorized Officer)



Date:     April 13, 2000               /s/ JOHN P. HEWITT
                                      --------------------------------------
                                      John P. Hewitt,
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                      EXHIBIT INDEX

Exhibit
NUMBER                                DESCRIPTION
-------  ----------------------------------------------------------------------
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

3.2      Eighth Amended and Restated Bylaws of the Registrant (5)

4.1      Form of Stock Certificate of the Registrant (5)

4.2 Indenture, dated as of May 15, 1996 ( the "Original Indenture"), by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability
         Company, Harveys C. C. Management Company, Inc., Harveys Iowa
         Management Company, Inc. and Harveys L. V. Management Company, Inc.
         (the `Guarantors') and IBJ Schroder Bank & Trust Company as Trustee
         (including form of Note) (1)

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

4.7      Certificate of Designation of the 13 1/2% Series A Senior Redeemable
         Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Redeemable Convertible Cumulative Preferred Stock
         ($0.01 par value per share) of Harveys Casino Resorts (4)

4.8 Certificate of Amendment, dated as of February 7, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior Redeemable
         Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred
         Stock ($0.01 par value per share) of Harveys Casino Resorts (6)


10.1     Second Amended and Restated Credit Agreement, dated as of October 5,
         1999, among Harveys Casino Resorts, a Nevada corporation, Harveys C. C.
         Management Company, Inc., a Nevada corporation, Harveys Iowa Management
         Company, Inc., a Nevada corporation, Harveys Tahoe Management Company,
         Inc., a Nevada corporation, HBR Realty Company, Inc., a Nevada corporation, Harveys BR Management Company, Inc., a Nevada corporation,
         HCR Services Company, Inc., a Nevada corporation, as Borrowers, the
         Lenders herein named, Wells Fargo Bank, National Association, as
         Swingline Lender, L/C Issuer and Agent Bank, Credit Lyonnais Los
         Angeles Branch, as Syndication Co-Agent, Deutsche Banc Securities, as
         Documentation Agent, Societe Generale and Bank One, N. A. as
         Co-Managing Agents. (6)

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