Form 10-Q
period 2000-05-31
HARVEYS CASINO RESORTS
filed 2000-07-14
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 31, 2000
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________

                         Commission file number 1-12802


                             HARVEYS CASINO RESORTS
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


              Nevada                                    88-0066882
              ------                                    ----------
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)

   Highway 50 & Stateline Avenue
          P.O. Box 128
       Lake Tahoe, Nevada                                89449
 --------------------------------------                 --------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (775) 588-2411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 40,091 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 4,008,692, each as of July 10, 2000.

                             HARVEYS CASINO RESORTS
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                   PAGE NO.
 Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets,
                  May 31, 2000 and November 30, 1999                                                   3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended May 31, 2000 and 1999, the Six Months Ended May 31,
                  2000, the Period of December 1, 1998 through February 1, 1999 and the Period of February 2, 1999 (the date of acquisition)
                  through May 31, 1999                                                                 4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended May 31 2000, the Period of December 1, 1998
                  through February 1, 1999 and the Period of February 2, 1999
                  (the date of acquisition) through May 31, 1999                                       5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                           6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                               12


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  20

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                           22

 Item 2.  Changes in Securities                                                                       22

 Item 3.  Defaults Upon Senior Securities                                                             22

 Item 4.  Submission of Matters to a Vote of Security Holders                                         22

 Item 5.  Other Information                                                                           22

 Item 6.  Exhibits and Reports on Form 8-K                                                            22

SIGNATURES                                                                                            23


                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                                                              May 31,              November 30,
                                                                                                2000                    1999
                                                                                            ----------             ------------
                                                            ASSETS
Current assets
     Cash and cash equivalents                                                                $  35,728               $  32,496
     Accounts and notes receivable, net                                                           7,019                   5,810
     Prepaid expenses                                                                             4,232                   2,228
     Other current assets                                                                         6,468                   6,846
                                                                                            -----------             -----------
          Total current assets                                                                   53,447                  47,380
Property and equipment (net of accumulated depreciation of
     $31,916 and $18,872)                                                                       436,930                 440,759
Cost in excess of net assets acquired                                                           152,103                 155,904
Other assets                                                                                     22,156                  29,876
                                                                                             ----------              ----------
         Total assets                                                                          $664,636                $673,919
                                                                                               ========                ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts and contracts payable                                                             $ 6,402              $    9,752
     Accrued expenses                                                                            34,065                  34,468
                                                                                             ----------              ----------
          Total current liabilities                                                              40,467                  44,220
Long-term debt, net of current portion                                                          389,162                 400,577
Deferred income taxes                                                                            58,091                  58,091
Other liabilities                                                                                28,199                  28,234
                                                                                             ----------              ----------
          Total liabilities                                                                     515,919                 531,122
                                                                                              ---------               ---------

Preferred stock, $.01 par value, 1,000,000 shares authorized; 10 Series A and
99,990 Series B 13 1/2% senior redeemable convertible cumulative shares
outstanding (liquidation value $55,000)                                                          65,660                  61,442
                                                                                             ----------              ----------

Stockholders' equity
Common stock, $.01 par value, 20,000,000 shares authorized; 4,085,450 shares issued at May 31, 2000,  and 4,018,790 shares issued at
 November 30, 1999                                                                                   41                      40
Additional paid-in capital                                                                       74,959                  74,960
Retained earnings                                                                                 8,057                   6,355
                                                                                            -----------             -----------
          Total stockholders' equity                                                             83,057                  81,355
                                                                                             ----------              ----------
          Total liabilities, preferred stock  and stockholders' equity                         $664,636                $673,919
                                                                                               ========                ========

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                                         Predecessor
                                                                                                           Company
                                                                                                         ------------  February 2,
                                                                                                          December 1,      1999
                                                                 Three Months                                1998       (date of
                                                                 Ended May 31,           Six Months           to       acquisition)
                                                          -------------------------         Ended         February 1,   to May 31,
                                                             2000           1999        May 31, 2000         1999          1999
                                                          ---------      ----------     ------------     ------------   -----------
Revenues
     Casino                                               $  96,468       $  61,725       $ 186,627       $  41,454       $  80,405
     Racing                                                   1,796            --             3,132            --              --
     Lodging                                                  8,920           8,611          17,616           5,958          11,467
     Food and beverage                                       14,572          11,823          28,896           8,108          15,571
     Other                                                    2,353           2,010           4,719           1,271           2,765
     Less: Casino promotional allowances                     (6,899)         (6,453)        (14,427)         (5,003)         (8,532)
                                                          ---------       ---------       ---------       ---------       ---------
          Total net revenues                                117,210          77,716         226,563          51,788         101,676
                                                          ---------       ---------       ---------       ---------       ---------

Costs and expenses
     Casino                                                  45,730          30,857          89,556          21,146          41,102
     Racing                                                   3,091            --             5,847            --              --
     Lodging                                                  3,340           3,328           6,371           1,997           4,305
     Food and beverage                                       10,485           7,629          20,413           4,727           9,867
     Other operating                                            887             797           1,814             592           1,087
     Selling, general and administrative                     24,589          17,516          47,948          13,428          22,760
     Depreciation and amortization                            9,244           6,015          18,387           3,553           7,957
     Development project write-downs                          1,314           2,013           1,314             130           2,019
     Consent fee and merger costs                              --              --              --            19,879            --
                                                          ---------       ---------       ---------       ---------       ---------
          Total costs and expenses                           98,680          68,155         191,650          65,452          89,097
                                                          ---------       ---------       ---------       ---------       ---------

Operating income (loss)                                      18,530           9,561          34,913         (13,664)         12,579
                                                          ---------       ---------       ---------       ---------       ---------

Other income (expense)
     Interest income                                             60              35              97             338              42
     Interest expense                                        (9,290)         (6,940)        (19,088)         (3,016)         (9,187)
     Other, net                                                 (58)           (265)           (163)             77            (248)
                                                          ---------       ---------       ---------       ---------       ---------
          Total other income (expense)                       (9,288)         (7,170)        (19,154)         (2,601)         (9,393)
                                                          ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes,
    extraordinary item and the cumulative
    effect of an accounting change                            9,242           2,391          15,759         (16,265)          3,186
Income tax benefit (provision)                               (3,928)           (936)         (6,698)          3,904          (1,247)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item
    and the cumulative effect of an
    accounting change                                         5,314           1,455           9,061         (12,361)          1,939
Loss on early retirement of debt, net
    of taxes                                                   --              --              --              (869)           --
Cumulative effect of an accounting
    change, net of taxes                                       --              --            (3,142)           --              --
                                                          ---------       ---------       ---------       ---------       ---------
Net income (loss)                                         $   5,314       $   1,455       $   5,919       $ (13,230)      $   1,939
                                                          =========       =========       =========       =========       =========


        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                            Six Months          Predecessor Company        February 2, 1999
                                                               Ended            December 1,1998 to      (date of acquisition)
                                                           May 31, 2000          February 1, 1999          to May 31, 1999
                                                           ------------          ----------------          ---------------
Cash flows from operating activities
     Net income (loss)                                         $  5,919           $(13,230)                   $  1,939
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
        Depreciation and amortization                            18,387              3,553                       7,957
        Development project write-down                            1,314                130                       2,019
        Amortization of deferred compensation                     1,163                 88                         239
        Write-off of debt issuance costs, net of tax               --                  869                        --
        Change in income taxes payable                            3,893             (3,904)                        690
        Accrual of consent fee and merger costs                    --               19,823                        --
        Other, net                                               (4,649)            (2,478)                     (2,766)
                                                               --------           --------                    --------
          Net cash provided by operating activities              26,027              4,851                      10,078
                                                               --------           --------                    --------
Cash flows from investing activities
     Capital expenditures                                        (9,483)            (3,830)                     (9,329)
     Change in construction payables                             (2,201)              --                          --
     Proceeds from sale of marketable securities                   --               10,000                         657
     Proceeds from notes receivable                                --                 --                         1,879
     Other, net                                                      60               (296)                        422
                                                               --------           --------                    --------
          Net cash provided by (used in) investing
              activities                                        (11,624)             5,874                      (6,371)
                                                               --------           --------                    --------
Cash flows from financing activities
     Net payments under revolving credit facility               (10,903)              --                       (30,500)
     Debt issuance and deferred financing  costs                   (268)              --                        (2,934)
     Payment of consent fee and merger costs                       --                  (56)                    (19,823)
     Other, net                                                    --                 (251)                         25
                                                               --------           --------                    --------
          Net cash used in financing activities                 (11,171)              (307)                    (53,232)
                                                               --------           --------                    --------
Increase (decrease) in cash and cash equivalents                  3,232             10,418                     (49,525)
Cash and cash equivalents at beginning of period                 32,496             67,299                      77,717
                                                               --------           --------                    --------
Cash and cash equivalents at end of period                     $ 35,728           $ 77,717                    $ 28,192
                                                               ========           ========                    ========


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

     On October 6, 1999, HBR Realty Company, Inc., a wholly-owned subsidiary, purchased the net assets (excluding the gaming equipment) of Bluffs Run Casino, the greyhound racetrack and casino in Council Bluffs, Iowa. The facilities were purchased pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 31, 1999 by and between HBR Realty Company and Iowa West Racing Association. Immediately after closing of the transaction, the Bluffs Run Casino facilities were leased back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained Harveys BR Management Company, Inc., a wholly-owned subsidiary, to manage the operations of Bluffs Run Casino for a minimum of 25 years. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law. Harveys, through its wholly-owned subsidiaries, receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

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

     The October 6, 1999 acquisition of the net assets of Bluffs Run Casino was accounted for as a purchase. Consequently, the net assets acquired are included in the condensed consolidated balance sheet based on their fair value as of the date of acquisition. The condensed consolidated statements of operations include the revenues and expenses of Bluffs Run Casino for the periods ended May 31, 2000.

     The condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The condensed consolidated balance sheet as of November 30, 1999 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at May 31, 2000 and 1999, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income (loss).

     All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. Results of operations for interim periods should not be considered to be indicative of results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

2.   PROPOSED MERGER

     On April 17, 2000, PH Casino Resorts, a newly formed subsidiary of Harveys Casino Resorts, entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which PH Casino Resorts would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment, Inc.

     Pinnacle Entertainment, Inc. is a gaming company that owns and operates eight casinos in Nevada, Mississippi, Louisiana and Argentina, two of which are the subject of a pending third-party sales transaction. Pinnacle Entertainment, Inc. also receives lease income from two card club casinos in the Los Angeles area. Pinnacle Entertainment, Inc. is in the process of constructing a casino resort in southern Indiana.

     Upon closing of the merger, PH Casino Resorts will acquire all of the then outstanding stock of Pinnacle Entertainment, Inc. for $24 in cash per fully diluted share (or aggregate cash consideration of approximately $661.2 million). Additional consideration of up to $1 in cash per fully diluted share may be payable contingent upon the timing and net after tax proceeds of Pinnacle Entertainment, Inc.'s sale of 97 acres of surplus land in Inglewood, California. As a condition to the proposed transaction, senior management of Pinnacle Entertainment, Inc. will contribute $50 million of Pinnacle Entertainment, Inc. shares and share equivalents to PH Casino Resorts and will assume an ongoing role with PH Casino Resorts.

     Consummation of the merger is subject to, among other things, regulatory approvals in the various jurisdictions in which Pinnacle Entertainment, Inc. and Harveys Casino Resorts conduct gaming operations, approval by a majority of Pinnacle Entertainment, Inc.'s stockholders, completion of PH Casino Resorts' financing for the transaction and satisfaction of other conditions precedent, including certain dispositions by Pinnacle Entertainment, Inc. and the opening of their Indiana casino resort (currently under construction), substantially in accordance with its current budget, not later than September 15, 2000. The Company expects the transaction to close in the fourth quarter of 2000.

3.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands) as of:


                                                                       May 31 2000            November 30, 1999
                                                                       -----------            -----------------
10 5/8% Senior Subordinated Notes, due 2006                               $150,000                 $150,000
Unamortized premium on Senior Subordinated Notes                             6,141                    6,654
                                                                       ------------             ------------
                                                                            156,141                  156,654
Note payable to banks                                                       233,021                  243,923
                                                                       ------------             ------------
                                                                           $389,162                 $400,577
                                                                       ============             ============

     Senior Subordinated Notes - The indenture governing the senior subordinated notes contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each defined in the indenture), (iv) mergers, consolidations and sales of assets, (v) the creation or incurrence of liens on the assets of the Company, and (vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at May 31, 2000.

     The premium on the senior subordinated notes is being amortized as a reduction of interest expense over the remaining term of the notes.

     Note Payable to Banks - A second amended and restated credit facility, dated as of October 5, 1999, provides a revolving loan facility, a swingline facility that allows borrowing on same- day notice and a letter of credit facility. The Company can borrow up to $10 million under the swingline facility. The maximum available under the credit facility, including amounts outstanding under the swingline facility and letters of credit exposure, is $335 million. The maximum permitted principal balance is reduced quarterly, beginning August 31, 2000.

     At May 31, 2000, the Company had approximately $233.0 million in outstanding borrowings and approximately $48.5 million in letters of credit exposure.

     Interest on outstanding borrowings accrues at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of total funded debt to earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At May 31, 2000 the applicable margin relative to the base rate was 1.00% and the applicable margin relative to the LIBOR was 2.00%.

     The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on May 31, 2000 was $43.5 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBO rate was capped at 7.5%. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.5%.

     The cost (approximately $0.3 million) of acquiring the interest rate cap agreement is being amortized to interest expense over the term of the agreement. The unamortized cost is included in other assets in the condensed consolidated balance sheet. Amounts receivable under the interest rate cap agreement are recorded as a reduction of interest expense.

     The amounts the banks lend under the credit facility are secured by substantially all of the Company's assets including a pledge of the capital stock of its subsidiaries.

     The credit facility contains a number of covenants that restrict the Company's ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) prepay any of the 10 5/8% senior subordinated notes,
     (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and
     (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. At May 31, 2000, the Company was in compliance with these covenants.

4.   REDEEMABLE PREFERRED STOCK

     At May 31, 2000, the Company had outstanding 10 shares of 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 99,990 shares of 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the liquidation value. If dividends are not paid in cash when due, they cumulate and compound at an annual rate of 13 1/2%. The Company must redeem all the outstanding preferred stock on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends, and has the right to redeem the preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. The Series A and Series B Preferred Stock are convertible, at any time on or prior to February 1, 2002, into corresponding shares of Class A and Class B Common Stock. The right of conversion, as it relates to the Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of preferred stock and their affiliates (as that term is defined in the certificate of designation that governs the preferred stock). The conversion rate is
     28.7309164 shares of common stock per share of preferred stock and is subject to customary antidilution adjustments. The conversion of the preferred stock to common stock would require the approval of all applicable gaming authorities. At the time of conversion, the Company would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock having a market value equal to the amount of accrued dividends.

     The certificate of designation contains covenants which: (i) limit the Company's ability to make restricted payments or investments, (ii) limit consolidation, merger and the sale of assets, (iii) require the Company to provide certain financial reports, and (iv) limit business activities. At May 31, 2000, the Company was in compliance with these covenants.

     The combined liquidation value of the Series A Preferred Stock and Series B Preferred Stock at May 31, 2000 was $55 million. Additionally, on that date, there were approximately $10.7 million of accrued and unpaid dividends on the preferred stock.

5.   DEVELOPMENT PROJECT WRITE-DOWNS

     In the second quarter of fiscal 2000, Harveys reviewed its business development plans as they related to a proposed resort in Salisbury Beach, Massachusetts. As a result of that review, the Company abandoned the project and wrote off approximately $1.3 million of real estate options and architectural designs. In the second quarter of fiscal 1999, the Company wrote off approximately $2.0 million related to a proposed casino project in Las Vegas which the Company chose not to pursue.

6.   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     Effective December 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and its provisions are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities (commonly referred to as preopening costs in the gaming industry) to be expensed as incurred. The initial effect of adopting SOP 98-5 is reported as the cumulative effect of a change in accounting principle. As required, all capitalized preopening costs as of December 1, 1999 were written off. These costs included previously deferred organization and licensing costs. The write-offs resulted in a charge of approximately $3.1 million, net of an income tax benefit of approximately $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the words "Harveys," "Company," "we," "our," and "us" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries, unless the context requires otherwise.

On February 2, 1999, we were acquired by Harveys Acquisition Corporation, which merged with and into Harveys. The Company was the surviving corporation in the merger and we are continuing our business operations as conducted prior to the merger. We currently own and operate Harveys Resort & Casino at Lake Tahoe, Nevada, Harveys Casino Hotel in Council Bluffs, Iowa and Harveys Wagon Wheel in Central City, Colorado. We also own the assets of, and manage, Bluffs Run Casino in Council Bluffs, Iowa, a facility under license from Iowa West Racing Association.

The following table presents certain operating results for the Company's properties. For comparative purposes, results for the first six months of fiscal 1999 have been presented on a combined six-month basis by aggregating the results for the period December 1, 1998 through February 1, 1999 with the results for the period February 2, 1999 (the date of acquisition) through May 31, 1999.

Results of Operations



                                                     Three Months Ended                           Six Months Ended
                                                     ------------------                           ----------------
                                               May 31, 2000         May 31, 1999          May 31, 2000        May 31, 1999
                                               ------------         ------------          ------------       ------------
                                                                     (Dollars in thousands)
Net Revenues
  Harveys Resort & Casino                       $   36,473          $   32,374             $   69,126             $ 63,523
  Harveys Casino Hotel                              32,959              31,554                 65,792               61,855
  Bluffs Run Casino                                 34,219                   -                 64,507                    -
  Harveys Wagon Wheel                              13,559              13,788                 27,138               28,086
                                               -----------         -----------            -----------          ----------
                                                 $117,210            $ 77,716               $226,563             $153,464
                                                 =========           =========              =========            ========
Operating Income (Loss)
  Harveys Resort & Casino                        $   7,544           $   5,108               $ 12,230              $ 8,521
  Harveys Casino Hotel                               7,224               7,010                 14,321               13,486
  Bluffs Run Casino                                  7,562                   -                 13,229                    -
  Harveys Wagon Wheel                                1,439               2,520                  3,225                4,894
  Corporate and Development                        (5,239)             (5,077)                (8,092)              (8,107)
  Consent fee and merger costs                        -                   -                      -                (19,879)
                                           ---------------     ---------------        ---------------           ----------
                                                 $  18,530             $ 9,561               $ 34,913             ($1,085)
                                                 =========             =======               ========             ========
EBITDA (1)
  Harveys Resort & Casino                        $  10,363             $ 7,510               $ 17,763             $ 13,213
  Harveys Casino Hotel                               9,398               8,991                 18,647               17,409
  Bluffs Run Casino                                 10,210                   -                 18,528                    -
  Harveys Wagon Wheel                                2,463               3,506                  5,286                6,829
  Corporate and Development                        (2,353)             (2,210)                (4,448)              (4,672)
                                                ----------          ----------             ----------           ----------
                                                  $ 30,081            $ 17,797               $ 55,776             $ 32,779
                                                  ========            ========               ========             ========


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

SUMMARY - Our fiscal year 2000 results are significantly affected by our October 6, 1999 acquisition of the net assets of Bluffs Run Casino and our management of that facility.

Our consolidated net revenues for the second quarter of fiscal 2000 amounted to $117.2 million, an increase of $39.5 million, or 50.8%, over our net revenues for the second quarter of fiscal 1999. Bluffs Run Casino provided $34.2 million of the net revenue growth. Excluding the net revenue contribution from Bluffs Run Casino, our same-store net revenues improved by $5.3 million, or 6.8%. Improvements in net revenues from Harveys Casino Hotel at Council Bluffs and Harveys Resort & Casino at Lake Tahoe mitigated our declining net revenues from Harveys Wagon Wheel in the increasingly competitive Central City/Black Hawk, Colorado market.

Operating income amounted to $18.5 million for the second quarter of fiscal 2000. This was a $9.0 million, or 93.8%, improvement from the prior year period. Bluffs Run Casino provided $7.6 million of the increased operating income. On a same-store basis, our operating income improved $1.4 million, or 14.7%.

For the first six months of fiscal 2000, net revenues amounted to $226.6 million, an increase of $73.1 million, or 47.6%, over net revenues for the first half of fiscal 1999. Bluffs Run Casino provided $64.5 million of the net revenue growth. Excluding the contribution from Bluffs Run Casino, our same-store net revenues improved by $8.6 million, or 5.6%. The growth in same-store net revenue was driven by improvements at our Lake Tahoe property and at Harveys Casino Hotel in Council Bluffs. Harveys Wagon Wheel experienced a decline in net revenues for the comparable six month periods due to increased competition.

Operating income of $34.9 million for the six-months ended May 31, 2000 exceeded operating income for the same period of the prior year by $16.1 million, or 85.8%, (excluding $19.9 million of consent fee and merger related expenses from the 1999 period). The addition of Bluffs Run Casino was responsible for $13.2 million of that growth. On a same-store basis, our operating income improved by $2.9 million, with growth recognized at Harveys Resort & Casino and Harveys Casino Hotel while Harveys Wagon Wheel recorded a decline in operating income.

HARVEYS RESORT & CASINO - Our Lake Tahoe property produced net revenues for the quarter of $36.5 million, an increase of $4.1 million, or 12.7%, over our net revenues for the second quarter of fiscal 1999. Revenues improved primarily as a result of increased wagering volume and an increase in the number of meals served. Our operating profit of $7.5 million increased by $2.4 million, or 47.7%, primarily as a result of improvements in casino profit margins.

Our net revenues from Lake Tahoe for the six months ended May 31, 2000 amounted to $69.1 million, an increase of $5.6 million, or 8.8%, over our net revenues recorded for the same period of fiscal 1999. All operating areas experienced revenue improvements as a result of overall growth in the South Lake Tahoe market and a combination of our marketing efforts and some business disruption at one of our competitors due to its remodeling construction which was just recently completed. Our Lake Tahoe operating profit of $12.2 million for the first half of fiscal 2000 improved by $3.7 million, or 43.5 %, driven by improvements in casino profit margins.

We have not yet experienced any impact from additional competition that could result from an increase in the number of casinos on Native American lands in California as a consequence of the approval of the California Indian Self-reliance Initiative in November 1998. While we do not anticipate any such additional competition to affect us in fiscal 2000, any future Native American casinos on lands between Harveys Resort & Casino and major population centers, such as the San Francisco Bay area, could have an adverse impact on our Lake Tahoe operations.

HARVEYS CASINO HOTEL - This Council Bluffs property provided net revenues for the quarter of $33.0 million, an increase of $1.4 million, or 4.5% over our net revenues recorded in the second quarter of fiscal 1999. Revenues improved as a result of increases in wagering volume and the number of meals served. Operating profit of $7.2 million increased by $0.2 million, or 3.1%, as a result of the improvements.

Our net revenues from Harveys Casino Hotel for the six months ended May 31, 2000 amounted to $65.8 million, an increase of $3.9 million, or 6.4%, over our net revenues recorded in the same period of fiscal 1999. All operating areas experienced revenue improvements as a result of increases in wagering volume, hotel occupancy and the number of meals served. Operating profits of $14.3 million improved by $0.8 million, or 6.2 %, driven primarily by casino revenues and profits.

BLUFFS RUN CASINO - The second quarter of fiscal 2000 was the second full quarter of our management of Bluffs Run Casino. This Council Bluffs property provided net revenues for the quarter of $34.2 million and operating profit of $7.6 million.

Our net revenues from this property for the six months ended May 31, 2000 amounted to $64.5 million and operating profit amounted to $13.2 million.

Casinos at pari-mutuel tracks in Iowa, including Bluffs Run Casino, are subject to an escalating wagering tax which is currently 28%. The tax, which applies to gross receipts from slot machines, increases two percent per year until it reaches a maximum of 36% on January 1, 2004. We were subject to our first increase in the tax (since our October 6, 1999 acquisition) on January 1, 2000 and will be subject to the next increase on January 1, 2001.

HARVEYS WAGON WHEEL - Net revenues from our Central City property amounted to $13.6 million for the quarter, a decrease of $0.2 million, or 1.7%, from our net revenues recorded in the second quarter of fiscal 1999. The decrease was primarily in casino revenues, resulting from additional competition in nearby Black Hawk, Colorado. Our operating profit of $1.4 million declined by $1.1 million, or 42.9%, primarily as a result of the decline in our casino revenues and profits and an increase in our marketing and advertising expenditures in response to the new competition.

Our net revenues from Central City for the six months ended May 31, 2000 amounted to $27.1 million, a decrease of $0.9 million, or 3.4%, from our net revenues recorded in the same period of fiscal 1999. The revenue decline was in our casino revenues and is principally the result of the opening of new competition in Black Hawk, Colorado. Our Central City operating profit of $3.2 million declined $1.7 million, or 34.1%, as a result of the decline in our casino revenues and profits and marketing and advertising expenditures in response to the new competition.

During the second quarter of our current fiscal year, another competitor opened a new casino facility in Black Hawk, bringing to four the number of new gaming facilities opened there in the past two years.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - Our results for the quarter and six months ended May 31, 2000 were affected by several other factors, including: increases in depreciation and amortization, increases in selling, general and administrative expenses, a development project write-off, increases in interest expense and the cumulative effect of a change in accounting principle.

Depreciation and amortization expense amounted to approximately $9.2 million in the second quarter of fiscal 2000 compared to approximately $6.0 million of depreciation and amortization in the second quarter of the prior year. This increase included approximately $2.1 million of amortization of the costs in excess of net assets acquired in the merger with Harveys Acquisition Corporation and in the acquisition of the net assets of Bluffs Run Casino. The balance of the increase for the second quarter of fiscal 2000 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger and additional depreciation from Bluffs Run Casino. The increase in depreciation and amortization for the comparable six-month periods amounted to approximately $6.9 million and was attributable to the same factors.

Our selling, general and administrative expenses increased by $7.1 million over the selling, general and administrative expenses of the prior year second quarter. Assuming management of the Bluffs Run Casino accounted for approximately $4.9 million of the increase. Other increases included higher marketing costs for Harveys Wagon Wheel and recognition of increased deferred compensation expenses related to executive stock-based compensation plans. The increase in selling, general and administrative expenses for the six months ended May 31, 2000, compared to the prior year period, was approximately $11.8 million. The management of Bluffs Run Casino accounted for approximately $9.5 million of the increase.

In the second quarter of fiscal 2000, we reviewed our business development plans as they related to a proposed resort in Salisbury Beach, Massachusetts. As a result of that review, we abandoned the project and wrote off approximately $1.3 million of real estate options and architectural designs. In the second quarter of fiscal 1999, we wrote off approximately $2.0 million related to a proposed casino project in Las Vegas which we chose not to pursue.

As a result of the merger financing and the 100% financing of the acquisition of the net assets of Bluffs Run Casino, our average long-term debt during the second quarter and first half of fiscal 2000 was substantially higher than during the comparable periods of fiscal 1999. Consequently, our interest expense, net of interest income, increased by $2.3 million to $9.2 million for the most recent quarter, and increased by $7.2 million to $19.0 million for the first six months of fiscal 2000.

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

Liquidity and Capital Resources

Our primary source of cash during the first half of fiscal 2000 was approximately $26.0 million of cash flow from operations, compared to approximately $14.9 million of aggregate cash flow from operations in the first six months of the prior year. We expended approximately $9.5 million on capital improvements and replacements and paid approximately $2.2 million of construction payables on our parking structure at Harveys Casino Hotel in Council Bluffs. We were also able to reduce our outstanding indebtedness under our credit facility by approximately $10.9 million.

Primarily as a result of the above, our cash and cash equivalents increased by $3.2 million, from $32.5 million at November 30, 1999 to $35.7 million at May 31, 2000. Additionally, our outstanding debt decreased from $393.9 million at the end of fiscal 1999 to approximately $383.0 million at May 31, 2000, excluding the unamortized premium on our senior subordinated notes. Our debt at May 31, 2000 consisted of $150 million of senior subordinated notes and $233.0 million outstanding under our credit facility.

In addition to our debt, we were obligated at May 31, 2000 for an aggregate of approximately $65.7 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and the unpaid dividends accrued thereon.

At May 31, 2000, we also had approximately $48.5 million of standby letters of credit outstanding, including a $45.0 million irrevocable letter of credit to support contingent consideration of up to $50.0 million which may be due as part of the consideration paid for the assets of Bluffs Run Casino. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa in November of 2002.

Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis, beginning August 31, 2000. Given our outstanding balance at May 31, 2000 and our anticipated sources and uses of cash, we do not expect to be subject to any mandatory principal payment requirements during the next twelve months. Interest on borrowings outstanding under the credit facility are payable, at our option, at either LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA. The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

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

Our Series A Preferred Stock and Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value. To the extent we do not pay the dividends in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2%. The Series A Preferred Stock and Series B Preferred Stock are subject to mandatory redemption on February 1, 2011 for cash at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem the Series A Preferred Stock and the Series B Preferred Stock at any time for cash at the liquidation value plus any accrued and unpaid dividends. The certificate of designation for the preferred stock contains covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities. Upon the receipt of all applicable gaming approvals the Series A Preferred Stock and Series B Preferred Stock are convertible at any time on or before February 1, 2002, at the per share rate of 28.7309164 shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. The right of conversion, as it relates to our Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of our preferred stock and their affiliates (as that term is defined in the certificate of designation). Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at our election, may be satisfied with additional shares of the corresponding common stock having a fair market value equal to the amount of accrued dividends.

As of May 31, 2000, we were in compliance with the covenants under the credit facility, the indenture and the certificate of designation.

At the end of the first half of fiscal 2000, we had approximately $53.5 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $35.7 million.

We anticipate expending an additional $11.4 million for maintenance capital expenditures and property improvements in fiscal 2000. We believe that our existing cash and cash equivalents, cash flows from operations and our borrowing capacity under the credit facility will be sufficient to meet the cash requirements of our existing operations for at least the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. We currently believe that cash requirements of our existing operations beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the credit facility. Other than the proposed merger discussed below, we do not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on the preferred stock prior to 2004 because of, among other reasons, restrictions in the credit facility and the indenture on the payment of cash dividends.

On April 17, 2000, our newly formed subsidiary, PH Casino Resorts, entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which PH Casino Resorts would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment, Inc. for $24 in cash per fully diluted share (or aggregate cash consideration of approximately $661.2 million). Additional consideration of up to $1 in cash per fully diluted share may be payable depending upon the timing and net after tax proceeds of Pinnacle Entertainment, Inc.'s sale of 97 acres of surplus land in Inglewood, California.

Consummation of the merger is subject to, among other things, completion of PH Casino Resorts' financing for the transaction. We believe that the financing will be provided by some combination of: (i) assumption of existing debt of Pinnacle Entertainment, Inc., (ii) issuance of unsecured subordinated debt,
(iii) incurrence of secured bank financing, (iv) conversion of Harveys' preferred stock into common equity, and (v) equity contributions by key shareholders of Pinnacle Entertainment, Inc. However, we cannot make any assurances that financing will be available at terms acceptable to us, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at May 31, 2000 was approximately $233 million, subject to a weighted-average interest rate of 8.48%. Assuming an identical outstanding balance, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $2.3 million.

We entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on May 31, 2000 was $43.5 million. The agreement entitles us to receive from counterparties, on a monthly basis, the amount, if any, by which our interest payments on our floating LIBOR-based debt exceeds the amount that we would have paid if the one-month LIBO rate was capped at 7.5%. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.50%. We may use additional derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

Additionally, the fair value of our fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $6.1 million of unamortized premium on our senior subordinated notes at May 31, 2000, and the fair value of our fixed rate preferred stock, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at May 31, 2000 would have decreased the fair value of our fixed rate long-term debt by approximately $13.9 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at May 31, 2000 by approximately $17.0 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $4.3 million at May 31, 2000. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our preferred stock by approximately $5.0 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates", or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: ability to complete the proposed merger with Pinnacle Entertainment, Inc.; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

Item 3.  Defaults Upon Senior Securities.
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other Information.
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                See attached Exhibit Index

           (b)  Reports on Form 8-K

                On April 27, 2000, the Company filed a Current Report on Form 8-K to report, that PH Casino Resorts, a newly formed subsidiary of Harveys Casino Resorts had entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which PH Casino Resorts would acquire by merger all of the outstanding capital stock of Pinnacle Entertainment, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HARVEYS CASINO RESORTS
                                      -----------------------------------------
                                      Registrant





Date:     July 13, 2000               /S/ John McLaughlin
                                      -----------------------------------------
                                      John McLaughlin
                                      Senior Vice President, Treasurer and Chief
                                      Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                               Description
--------  ---------------------------------------------------------------------
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

3.2  Eighth Amended and Restated Bylaws of the Registrant (5)

4.1  Form of Stock Certificate of the Registrant (5)

4.2 Indenture, dated as of May 15, 1996 ( the "Original Indenture"), by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability Company,
     Harveys C. C. Management Company, Inc., Harveys Iowa Management Company,
     Inc. and Harveys L. V. Management Company, Inc. ( the 'Guarantors') and IBJ
     Schroder Bank & Trust Company as Trustee ( including form of Note) (1)

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

                                       24


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

10.2 First Amendment to Second Amended and Restated Credit Agreement, dated as of April 14, 2000 by and among Harveys Casino Resorts, a Nevada corporation, Harveys C. C. Management Company, Inc., a Nevada corporation,
     Harveys Tahoe Management Company, Inc., a Nevada corporation, HBR Realty
     Company, Inc., a Nevada corporation, Harveys BR Management Company, Inc., a
     Nevada corporation and HCR Services Company, Inc., a Nevada corporation, as
     Borrowers, the Lenders herein named, Wells Fargo Bank, National Association as Swingline Lender, L/C Issuer and Agent Bank. (7)

10.3 Employment Agreement and Agreement and Covenant Not to Compete or Use or
     Disclose Trade Secrets, each dated as of December 6, 1999, by and between John R. Bellotti and Harveys Casino Resorts. (7)

10.4 Amended and Restated Employment Agreement dated as of April 28, 2000, by and between Harveys Casino Resorts and Charles W. Scharer. (7)

10.5 Amended and Restated Employment Agreement dated as of April 28, 2000, by and between Harveys Casino Resorts and John J. McLaughlin. (7)

10.6 2000 Deferred Compensation Plan Participants. (7)

27   Financial Data Schedule (7)


     ------------------------

     (1)  Incorporated herein by reference to Registration Statement No.
          333-3576

     (2) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

     (3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

     (4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 16, 1999

     (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

     (6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 2000.

     (7)  Filed herewith