Form 10-Q
period 2000-08-31
HARVEYS CASINO RESORTS
filed 2000-10-16
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value, was 40,091 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value, was 4,008,692, each as of October 5, 2000.

                             HARVEYS CASINO RESORTS
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            Page No.
                                                                                          --------
Item 1. Financial Statements

         Condensed Consolidated Balance Sheets,
         August 31, 2000 and November 30, 1999                                               3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended August 31, 2000 and 1999, the Nine Months Ended
         August 31, 2000, the Period of December 1, 1998 through
         February 1, 1999 and the Period of February 2, 1999 (the date
         of the Colony/Harveys merger) through August 31, 1999                               4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended August 31 2000, the Period of December 1, 1998
         through February 1, 1999 and the Period of February 2, 1999
         (the date of the Colony/Harveys merger) through August 31, 1999                     5

          Notes to Condensed Consolidated Financial
          Statements                                                                         6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  23

Item 2.  Changes in Securities                                                              23

Item 3.  Defaults Upon Senior Securities                                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                                23

Item 5.  Other Information                                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                                   23

SIGNATURES                                                                                  24

                          PART I-FINANCIAL INFORMATION


Item 1. Financial Statements

                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                                                                   August 31,    November 30,
                                                                                                     2000           1999
                                                                                                  ----------    ------------

                                         ASSETS
Current assets
     Cash and cash equivalents                                                                    $ 34,328      $ 32,496
     Accounts and notes receivable, net                                                              7,804         5,810
     Prepaid expenses                                                                                3,445         2,228
     Other current assets                                                                            6,493         6,846
                                                                                                  --------      --------
         Total current assets                                                                       52,070        47,380
Property and equipment (net of accumulated depreciation of
     $38,809 and $18,872)                                                                          433,731       440,759
Cost in excess of net assets acquired                                                              150,258       155,904
Other assets                                                                                        21,268        29,876
                                                                                                  --------      --------
         Total assets                                                                             $657,327      $673,919
                                                                                                  ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts and contracts payable                                                               $  6,038      $  9,752
     Accrued expenses                                                                               38,948        34,468
                                                                                                  --------      --------
          Total current liabilities                                                                 44,986        44,220
Long-term debt, net of current portion                                                             368,383       400,577
Deferred income taxes                                                                               58,091        58,091
Other liabilities                                                                                   29,070        28,234
                                                                                                  --------      --------
         Total liabilities                                                                         500,530       531,122
                                                                                                  --------      --------

Preferred stock, $.01 par value, 1,000,000 shares authorized; 10 Series A and
99,990 Series B 13 1/2% senior redeemable convertible cumulative shares
outstanding (liquidation value $55,000)                                                             67,876        61,442
                                                                                                  --------      --------

Stockholders' equity

Common stock, $.01 par value, 20,000,000 shares authorized; 4,048,783 shares issued at August 31, 2000,  and 4,018,790 shares issued at
November 30, 1999                                                                                       40            40

Additional paid-in capital                                                                          74,961        74,960
Retained earnings                                                                                   13,920         6,355
                                                                                                  --------      --------
          Total stockholders' equity                                                                88,921        81,355
                                                                                                  --------      --------
          Total liabilities, preferred stock  and stockholders' equity                            $657,327      $673,919
                                                                                                  ========      ========



        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                                                      February 2,
                                                                                                                          1999
                                                                                                      Predecessor      (date of
                                                                                                         Company       the Colony/
                                                                Three Months            Nine Months     December 1,  Harveys merger)
                                                              Ended August 31,             Ended         1998 to           to
                                                          -------------------------      August 31,     February 1,    August 31,
                                                            2000            1999            2000           1999           1999
                                                          ---------       ---------    ------------    -----------    ------------
Revenues
     Casino                                               $ 100,646       $  68,301       $ 287,272       $  41,454       $ 148,705
     Racing                                                   1,551              --           4,683              --              --
     Lodging                                                 11,491          10,817          29,106           5,958          22,284
     Food and beverage                                       16,774          14,130          45,671           8,108          29,703
     Other                                                    3,064           2,315           7,784           1,271           5,081
     Less: Casino promotional allowances                     (8,547)         (7,106)        (22,974)         (5,003)        (15,638)
                                                          ---------       ---------       ---------       ---------       ---------
          Total net revenues                                124,979          88,457         351,542          51,788         190,135
                                                          ---------       ---------       ---------       ---------       ---------
Costs and expenses
     Casino                                                  47,131          32,091         136,687          21,146          73,193
     Racing                                                   3,104              --           8,951              --              --
     Lodging                                                  3,534           3,480           9,906           1,997           7,785
     Food and beverage                                       11,186           8,117          31,599           4,727          17,988
     Other operating                                          1,513             873           3,326             592           1,960
     Selling, general and administrative                     24,761          19,036          72,709          13,428          41,795
     Depreciation and amortization                            9,676           6,518          28,063           3,553          14,476
     Development project write-downs                             --              33           1,314             130           2,052
     Consent fee and Coloy/Harveys merger costs                  --              --              --          19,879              --
     Proposed merger costs                                      422              --             422              --              --
                                                          ---------       ---------       ---------       ---------       ---------

          Total costs and expenses                          101,327          70,148         292,977          65,452         159,249
                                                          ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                     23, 652          18,309          58,565         (13,664)         30,886
                                                          ---------       ---------       ---------       ---------       ---------
Other income (expense)
     Interest income                                             38              28             135             338              73
     Interest expense                                        (9,509)         (6,703)        (28,597)         (3,016)        (15,891)
     Other, net                                                (124)            225            (287)             77             (23)
                                                          ---------       ---------       ---------       ---------       ---------
          Total other income (expense)                       (9,595)         (6,450)        (28,749)         (2,601)        (15,841)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes,
    extraordinary item and the cumulative
    effect of an accounting change                           14,057          11,859          29,816         (16,265)         15,045

Income tax benefit (provision)                               (5,978)         (4,641)        (12,675)          3,904           5,888
                                                          ---------       ---------       ---------       ---------       ---------

Income (loss) before extraordinary item
    and the cumulative effect of an
    accounting change                                         8,079           7,218          17,141         (12,361)          9,157

Loss on early retirement of debt, net
    of taxes                                                     --              --              --            (869)             --

Cumulative effect of an accounting
    change, net of taxes                                         --              --          (3,142)             --              --
                                                          ---------       ---------       ---------       ---------       ---------

Net income (loss)                                         $   8,079       $   7,218       $  13,999       $ (13,230)      $   9,157
                                                          =========       =========       =========       =========       =========

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                     February 2, 1999
                                                            Nine Months     Predecessor Company       (date of Colony
                                                               Ended         December 1,1998 to       /Harveys merger
                                                          August 31, 2000    February 1, 1999       to August 31, 1999
                                                          ---------------    -------------------   ----------------------
Cash flows from operating activities
     Net income (loss)                                        $ 13,999           $(13,230)                $  9,157
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
        Depreciation and amortization                           28,063              3,553                   14,476
        Development project write-down                           1,314                130                    2,052
        Amortization of deferred compensation                    1,698                 88                      343
        Loss on early retirement of debt, net of tax                --                869                       --
        Change in income taxes payable                           4,665             (3,904)                   5,295
        Accrual of consent fee and Colony/Harveys
         merger costs                                               --             19,823                       --
        Other, net                                                (667)            (2,478)                  (3,430)
                                                              --------           --------                 --------
          Net cash provided by operating activities             49,072              4,851                   27,893
                                                              --------           --------                 --------

Cash flows from investing activities
     Capital expenditures                                      (13,551)            (3,830)                 (19,068)
     Change in construction payables                            (2,149)              (262)                   1,913
     Proceeds from sale of marketable securities                    --             10,000                      657
     Proceeds from notes receivable                                 --                 --                    1,879
     Other, net                                                    152                (34)                     192
                                                              --------           --------                 --------
          Net cash provided by (used in) investing
              activities                                       (15,548)             5,874                  (14,427)
                                                              --------           --------                 --------

Cash flows from financing activities
     Net payments under revolving credit facility              (31,424)                --                  (42,264)
     Debt issuance and deferred financing  costs                  (268)                --                   (2,957)
     Payment of consent fee and Colony/Harveys
         merger costs                                               --                (56)                 (19,823)
     Other, net                                                     --               (251)                      --
                                                              --------           --------                 --------
          Net cash used in financing activities                (31,692)              (307)                 (65,044)
                                                              --------           --------                 --------

Increase (decrease) in cash and cash equivalents                 1,832             10,418                  (51,578)
Cash and cash equivalents at beginning of period                32,496             67,299                   77,717
                                                              --------           --------                ---------
Cash and cash equivalents at end of period                    $ 34,328           $ 77,717                 $ 26,139
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

1.  BASIS OF PRESENTATION AND CONSOLIDATION

    Founded in 1944, Harveys has been engaged in the casino entertainment industry for over 55 years. On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys (the "Colony/Harveys merger"). Harveys was the surviving corporation in the merger and is continuing business operations as conducted prior to the merger. Harveys Tahoe Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc., a wholly-owned subsidiary, is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. Harveys
    C. C. Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado.

    On October 6, 1999, HBR Realty Company, Inc., a wholly-owned subsidiary of Harveys, purchased the net assets (excluding the gaming equipment) of Bluffs Run Casino, the greyhound racetrack and casino in Council Bluffs, Iowa. The facilities were purchased pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 31, 1999 by and between HBR Realty Company and Iowa West Racing Association. Immediately after closing of the transaction, the Bluffs Run Casino facilities were leased back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained Harveys BR Management Company, Inc., a wholly-owned subsidiary of Harveys, to manage the operations of Bluffs Run Casino for a minimum of 25 years. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law. Harveys, through its wholly-owned subsidiaries, receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

    The Colony/Harveys merger was accounted for as a purchase. This required an allocation of the purchase price to the individual assets acquired and liabilities assumed based on their fair value at the time of the merger. As a result, the consolidated financial statements for the periods after the merger are presented on a different basis of accounting from those for the periods before the merger and, therefore, are not directly comparable. The accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for periods prior to the merger are captioned as the predecessor company and are shown for informational purposes.

    The October 6, 1999 acquisition of the net assets of Bluffs Run Casino was accounted for as a purchase. Consequently, the net assets acquired are included in the condensed consolidated balance sheet based on their fair value as of the date of acquisition. The condensed consolidated statements of operations include the revenues and expenses of Bluffs Run Casino for the periods following the October 6, 1999 acquisition date.

    The condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The condensed consolidated balance sheet as of November 30, 1999 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at August 31, 2000 and 1999, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income (loss).

    All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. Results of operations for interim periods should not be considered to be indicative of results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10- K for the year ended November 30, 1999.

2.  PROPOSED MERGER

    On April 17, 2000, PH Casino Resorts, a newly formed subsidiary of Harveys Casino Resorts, entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which PH Casino Resorts would acquire by merger all of the outstanding capital stock of Pinnacle. Concurrently with entering into the Pinnacle merger agreement, PH Casino Resorts entered into a merger agreement with Harveys to enable it to own both Pinnacle and Harveys as subsidiaries. The Harveys merger agreement provides that, upon the terms and conditions contained therein, one of PH Casino Resorts' newly formed wholly owned subsidiaries will be merged into Harveys with Harveys surviving as one of PH Casino Resorts' wholly owned subsidiaries. The Harveys merger is subject to the satisfaction or waiver of certain conditions, including, among others, the satisfaction or waiver of all conditions to the closing of the Pinnacle merger.

    Pinnacle is a gaming company that owns and operates six casinos in Nevada, Mississippi, Louisiana and Argentina. Pinnacle also receives lease income from two card club casinos in the Los Angeles area. Pinnacle is in the process of constructing a casino resort in southern Indiana.

    Upon closing of the merger, PH Casino Resorts will acquire all of the then outstanding stock of Pinnacle for $24 in cash per fully diluted share. Additional consideration of up to $1 in cash per fully diluted share may be payable contingent upon the timing and net after tax proceeds of Pinnacle's sale of 97 acres of surplus land in Inglewood, California. As a condition to the proposed transaction, senior management of Pinnacle will contribute $50 million of Pinnacle shares and share equivalents to PH Casino Resorts and will assume an ongoing role with PH Casino Resorts.

    Consummation of the merger is subject to, among other things, regulatory approvals in the various jurisdictions in which Pinnacle and Harveys conduct gaming operations, completion of PH Casino Resorts' financing for the transaction and satisfaction of other conditions precedent, including the opening of Pinnacle's Indiana casino resort (currently under construction), substantially in accordance with its current budget, not later than November 15, 2000.

3.  LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands) as of:


                                                    August 31 2000          November 30, 1999
                                                    --------------          -----------------

10 5/8% Senior Subordinated Notes, due 2006           $ 150,000                 $ 150,000
Unamortized premium on Senior Subordinated Notes          5,883                     6,654
                                                      ---------                 ---------
                                                        155,883                   156,654
Note payable to banks                                   212,500                   243,923
                                                      ---------                ----------
                                                      $ 368,383                 $ 400,577
                                                      =========                 =========

    Senior Subordinated Notes - The indenture governing the senior subordinated notes contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each defined in the indenture), (iv) mergers, consolidations and sales of assets,
    (v) the creation or incurrence of liens on the assets of the Company, and
    (vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at August 31, 2000.

    The premium on the senior subordinated notes is being amortized as a reduction of interest expense over the remaining term of the notes.

    Note Payable to Banks - A second amended and restated credit facility, dated as of October 5, 1999, provides a revolving loan facility, a swingline facility that allows borrowing on same- day notice and a letter of credit facility. The Company can borrow up to $10 million under the swingline facility. The maximum available under the credit facility, including amounts outstanding under the swingline facility and letters of credit exposure, was originally $335 million. The maximum permitted principal balance reduces quarterly, beginning August 31, 2000 and was $331.7 million on that date. The credit facility matures and is fully due and payable on September 30, 2004.

    At August 31, 2000, the Company had approximately $212.5 million in outstanding borrowings and approximately $48.5 million in letters of credit exposure.

    Interest on outstanding borrowings accrues at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of total funded debt to earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At August 31, 2000 the applicable margin relative to the base rate was 1.00% and the applicable margin relative to the LIBOR was 2.00%.

    The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount at August 31, 2000 was $39.0 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR- based debt exceeds the amount that would have been paid if the one-month LIBO rate was capped at 7.5%. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.5%.

    The cost of acquiring the interest rate cap agreement is being amortized to interest expense over the term of the agreement. The unamortized cost is included in other assets in the condensed consolidated balance sheet. Amounts receivable under the interest rate cap agreement are recorded as a reduction of interest expense.

    The amounts the banks lend under the credit facility are secured by substantially all of the Company's assets including a pledge of the capital stock of its subsidiaries.

    The credit facility contains a number of covenants that restrict the ability of the Company to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) prepay any of the 10 5/8% senior subordinated notes,
    (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and
    (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. At August 31, 2000, the Company was in compliance with these covenants.

4.  REDEEMABLE PREFERRED STOCK

    At August 31, 2000, the Company had outstanding 10 shares of 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 99,990 shares of 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the liquidation value. If dividends are not paid in cash when due, they cumulate and compound at an annual rate of 13 1/2%. The Company must redeem all the outstanding preferred stock on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends, and has the right to redeem the preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. The Series A and Series B Preferred Stock are convertible, at any time on or prior to February 1, 2002, into corresponding shares of Class A and Class B Common Stock. The right of conversion, as it relates to the Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of preferred stock and their affiliates (as that term is defined in the certificate of designation that governs the preferred stock). The conversion rate of common stock per share of preferred stock, in each case, is subject to customary antidilution adjustments. The conversion of the preferred stock to common stock would require the approval of all applicable gaming authorities. At the time of conversion, the Company would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock having a market value equal to the amount of accrued dividends.

    On October 3, 2000, the certificate of designation was amended to establish the conversion rate with respect to the Series A Preferred Stock at 2,844.6452 shares of common stock per share of preferred stock and with respect to the Series B Preferred Stock at 28.44929681 shares of common stock per share of preferred stock.

    The certificate of designation contains covenants which: (i) limit the ability to make restricted payments or investments, (ii) limit consolidation, merger and the sale of assets, (iii) require the Company to provide certain financial reports, and (iv) limit business activities. At August 31, 2000, the Company was in compliance with these covenants.

    The combined liquidation value of the Series A Preferred Stock and Series B Preferred Stock at August 31, 2000 was $55 million. Additionally, on that date, there were approximately $12.9 million of accrued and unpaid dividends on the preferred stock.

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

On February 2, 1999, Harveys Acquisition Corporation (an affiliate of Colony Capital, LLC) merged with and into Harveys (the "Colony/Harveys merger"). The Company was the surviving corporation in the Colony/Harveys merger and we are continuing our business operations as conducted prior to the Colony/Harveys merger. We currently own and operate Harveys Resort & Casino ("Harveys Lake Tahoe"), Harveys Casino Hotel ("Harveys Council Bluffs") and Harveys Wagon Wheel ("Harveys Colorado"). On October 6, 1999, we purchased the net assets
(excluding the gaming equipment) of, and commenced management of, Bluffs Run Casino, a facility under license from Iowa West Racing Association. The following table presents certain operating results for the Company's properties. For comparative purposes, results for the first nine months of fiscal 1999 have been presented on a combined nine-month basis by aggregating the results for the period December 1, 1998 through February 1, 1999 with the results for the period February 2, 1999 (the date of the Colony/Harveys merger) through August 31, 1999. The acquisition of Bluffs Run Casino was accounted for as a purchase and, consequently, the results of operations prior to the October 6, 1999 acquisition date were not consolidated with those of Harveys. The three-month and nine-month periods ended August 31, 2000 include the full operations of Bluffs Run Casino for those periods while the comparable three and nine-month periods of the prior year do not include any results from Bluffs Run Casino, thus creating significant variances when comparing 2000's financial results with those of 1999.

Results of Operations


                                                     Three Months Ended                          Nine Months Ended
                                             August 31, 2000      August 31,1999     August 31, 2000       August 31, 1999
                                             ------------------   --------------     ---------------       ---------------
                                                                             (Dollars in thousands)
Net Revenues
  Harveys Lake Tahoe                            $  45,201            $  42,441            $ 114,328            $ 105,964
  Harveys Council Bluffs                           31,362               31,054               97,154               92,910
  Bluffs Run Casino                                34,989                   --               99,495                   --
  Harveys Colorado                                 13,427               14,962               40,565               43,049
                                                ---------            ---------            ---------            ---------
                                                $ 124,979            $  88,457            $ 351,542            $ 241,923
                                                =========            =========            =========            =========
Operating Income (Loss)
  Harveys Lake Tahoe                            $  13,179            $  12,424            $  25,409            $  20,944
  Harveys Council Bluffs                            5,030                5,945               19,351               19,431
  Bluffs Run Casino                                 7,991                 --                 21,220                 --
  Harveys Colorado                                    935                2,741                4,160                7,635
  Corporate and Development                        (3,061)              (2,801)             (11,153)             (10,908)
  Consent fee and Colony/Harveys
    merger costs                                       --                   --                   --              (19,879)
  Proposed merger costs                              (422)                  --                  (422)                 --
                                                ---------            ---------            ---------            ---------
                                                $  23,652            $  18,309            $  58,565            $  17,223
                                                =========            =========            =========            =========
EBITDA (1)
  Harveys Lake Tahoe                            $  16,013            $  15,013            $  33,776            $  28,226
  Harveys Council Bluffs                            7,610                8,147               26,257               25,555
  Bluffs Run Casino                                10,639                   --               29,168                   --
  Harveys Colorado                                  1,978                3,800                7,263               10,630
  Corporate and Development                        (1,954)              (1,996)              (6,402)              (6,668)
                                                ---------            ---------            ---------            ---------
                                                $  34,286            $  24,964            $  90,062            $  57,743
                                                =========            =========            =========            =========

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

COMPARISON OF THE QUARTER ENDED AUGUST 31, 2000 TO THE QUARTER ENDED AUGUST 31, 1999

Our total net revenues for the third quarter of fiscal 2000 amounted to $125.0 million, an improvement of $36.5 million, or 41.3%, over our net revenues recorded in the third quarter of fiscal 1999. Excluding the net revenue from Bluffs Run Casino, our same-store net revenue improved by $1.5 million, or 1.7%. Our net revenue at Harveys Lake Tahoe increased by $2.8 million, or 6.5% and at Harveys Council Bluffs by $0.3 million, or 1.0%, while net revenue declined at Harveys Colorado by $1.5 million, or 10.3 percent.

Our gaming revenues for the third quarter of fiscal 2000 amounted to $100.6 million, including $31.9 million from Bluffs Run Casino, an improvement of $32.3 million, or 47.4%, over the comparable quarter of the prior year. Our same-store gaming revenue improved by $0.4 million, or 0.6 percent. Gaming revenue at Harveys Lake Tahoe increased by $1.8 million and at Harveys Council Bluffs by $0.2 million, while gaming revenues declined at Harveys Colorado by $1.5 million. Harveys Lake Tahoe's increase in gaming revenue was due primarily to an increase in casino volume and an improved table game hold percentage. The higher volume of casino activity at Harveys Lake Tahoe was the result of increased room nights occupied, increased customer head counts and the result of benefiting from the temporary construction disruption at a major competitor. Harveys Council Bluffs' gaming revenue improvement was due primarily to increased slot volume and win. Harveys Colorado's gaming revenue decline was primarily the result of additional competition in nearby Black Hawk, Colorado. The addition of Bluffs Run Casino contributed $1.6 million in racing revenue. Our lodging revenue increased by $0.7 million, or 6.2 percent. The increase in lodging revenue resulted from increased room nights occupied and improved revenue per available room at Harveys Lake Tahoe. Our food and beverage revenues increased by $2.6 million, or 18.7%, including $2.1 million from Bluffs Run Casino. Our same-store food and beverage revenue improved by $0.6 million, or 4.1%, the result of increased average checks in the restaurants at Harveys Lake Tahoe and Harveys Council Bluffs. Other revenue increased by $0.7 million, including $0.2 million from Bluffs Run Casino. Our same-store other revenue improved by $0.5 million, or 21.9 percent.

Including $27.0 million from Bluffs Run Casino, our total expenses for the third quarter of fiscal 2000 amounted to $101.3 million, an increase of $31.2 million, or 44.4%, over the comparable quarter of the prior year. Our same-store expenses increased by $4.2 million, or 6.0%, over the comparable quarter of the prior year. Our total expenses at Harveys Lake Tahoe increased by $2.0 million, at Harveys Council Bluffs by $1.2 million and at Harveys Colorado by $0.3 million, while our total corporate expenses increased by $0.7 million.

Our gaming expenses increased by $15.0 million, or 46.9%, for the third quarter of fiscal 2000 over the comparable quarter of the prior year. Excluding $13.1 million from Bluffs Run Casino, our same-store gaming expenses increased by $1.9 million, or 5.9 percent. Gaming expenses at Harveys Lake Tahoe increased by $0.5 million, the result of increased promotional expense, at Harveys Council Bluffs by $0.9 million, the result of increased gaming taxes and promotional expenses, and at Harveys Colorado by $0.5 million, the result of increases in payroll and related costs (due to a more competitve labor market), gaming taxes and promotional expenses. Our food and beverage expenses increased by

$3.1 million, or 37.8%, for the third quarter of fiscal 2000 over the comparable quarter of the prior year. Excluding $2.6 million from Bluffs Run Casino, our same-store food and beverage expenses increased by $0.5 million, or 5.9% , primarily resulting from increased expenses at Harveys Lake Tahoe. Our selling, general and administrative expenses increased by $5.7 million, or 30.1%, for the third quarter of fiscal 2000 over the comparable quarter of the prior year. Excluding $5.4 million from Bluffs Run Casino, our same-store selling, general and administrative expenses remained relatively level with the prior year period. Our depreciation and amortization expenses increased by $3.2 million, or 48.4%, for the third quarter of fiscal 2000 over the comparable quarter of the prior year. The $3.2 million included an increase of approximately $2.1 million in the amortization of costs in excess of net assets acquired in the Colony/Harveys merger and in the acquisition of the net assets of Bluffs Run Casino. The balance of the increase for the third quarter of fiscal 2000 was primarily the result of the change in the accounting basis for property and equipment brought on by the Colony/Harveys merger and additional depreciation from Bluffs Run Casino. As a result of the Colony/Harveys merger financing and the 100% financing of the acquisition of the net assets of Bluffs Run Casino, our average long-term debt during the third quarter of fiscal 2000 was substantially higher than during the comparable period of fiscal 1999. Consequently, our interest expense, net of interest income, increased by $2.8 million to $9.5 million.


COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2000 TO THE NINE MONTHS ENDED AUGUST 31, 1999

Our total net revenues for the first nine months of fiscal 2000 amounted to $351.5 million, including $99.5 million from Bluffs Run Casino, an improvement of $109.6 million, or 45.3%, over our net revenues recorded in the same period of fiscal 1999. Excluding the net revenue from Bluffs Run Casino, our same-store net revenue improved by $10.1 million, or 4.2 percent. Our net revenue at Harveys Lake Tahoe increased by $8.4 million, or 7.9%, and at Harveys Council Bluffs by $4.2 million, or 4.6%, while net revenue declined at Harveys Colorado by $2.5 million, or 5.8 percent.

Our gaming revenues for the first nine months of fiscal 2000 amounted to $287.3 million, including $90.4 million from Bluffs Run Casino, an improvement of $97.1 million, or 51.1%, over the same period of the prior year. Our same-store gaming revenue improved by $6.7 million. Our gaming revenue at Harveys Lake Tahoe increased by $5.4 million and at Harveys Council Bluffs by $3.8 million, while gaming revenues declined at Harveys Colorado by $2.5 million. Harveys Lake Tahoe's increase in gaming revenue was due primarily to an increase in casino volume and an improved table game hold percentage. The higher volume of casino activity at Harveys Lake Tahoe was the result of increased customer head counts and the result of benefiting from the temporary construction disruption at a major competitor. Harveys Council Bluffs' gaming revenue improvement was due primarily to increased slot volume and win. Harveys Colorado's gaming revenue decline was primarily the result of additional competition in nearby Black Hawk, Colorado. The addition of Bluffs Run Casino contributed $4.7 million in racing revenue. Our lodging revenue increased by $0.9 million, or 3.1 percent. The increase in lodging revenue resulted primarily from improved revenue per available room at Harveys Lake Tahoe. Our food and beverage revenues increased by $7.9 million, or 20.8%, including $5.8 million from Bluffs Run Casino. Our same-store food and beverage revenue improved by $2.1 million, or 5.5 percent. Other revenue increased by $1.4 million or 22.6%, including $0.5 million from Bluffs Run Casino. Our same-store other revenue increased by $ 0.9 million, or 14.8 percent.

Our total expenses for the first nine months of fiscal year 2000 amounted to $293.0 million which included $78.3 million from Bluffs Run Casino, $0.4 million of costs related to the proposed Pinnacle merger and $1.3 million of business project write-down. The first nine months of fiscal year 1999 included no costs from Bluffs Run Casino, $19.9 million of Colony/Harveys merger costs and $2.2 million of business project write-downs. Excluding Bluffs Run Casino, merger costs, and business project write-downs, comparable expenses in the first nine months of fiscal 2000 amounted to $213.0 million compared to $202.6 million in fiscal 1999. Our same-store expenses increased by $10.4 million or 5.1%, over the same period of the prior year. Our total expenses at Harveys Lake Tahoe increased by $3.9 million, at Harveys Council Bluffs by $4.3 million and at Harveys Colorado by $1.0 million, while our total corporate expenses increased by $1.2 million.

Our gaming expenses increased by $42.3 million, or 44.9%, for the first nine months of fiscal 2000 over the same period of the prior year. Excluding $38.7 million from Bluffs Run Casino, our same-store gaming expenses increased by $3.6 million, or 3.9 percent. Gaming expenses at Harveys Lake Tahoe increased by $0.4 million, the result of increased gaming taxes and promotional expenses, at Harveys Council Bluffs by $2.6 million, the result of increased gaming taxes and promotional expenses and at Harveys Colorado by $0.6 million, primarily the result of increases in payroll and related costs. Our food and beverage expenses increased by $8.9 million, or 39.1%, for the first nine months of fiscal 2000 over the same period of the prior year. Excluding $7.5 million from Bluffs Run Casino, our same-store food and beverage expenses increased by $1.4 million, or 6.0%, resulting from increased expenses at Harveys Lake Tahoe. Our selling, general and administrative expenses increased by $17.5 million, or 31.7%, for the first nine months of fiscal 2000 over the same period of the prior year. Excluding $14.9 million from Bluffs Run Casino, our same-store selling, general and administrative expenses increased by $2.6 million, or 4.6 percent. Our depreciation and amortization expenses increased by $10.0 million, or 55.7%, for the first nine months of fiscal 2000 over the same period of the prior year. This increase included an increase of approximately $6.7 million of amortization of costs in excess of net assets acquired in the Colony/Harveys merger and in the acquisition of the net assets of Bluffs Run Casino. The balance of the increase for the first nine months of fiscal 2000 was primarily the result of the change in the accounting basis for property and equipment brought on by the Colony/Harveys merger and additional depreciation from Bluffs Run Casino. As a result of the Colony/Harveys merger financing and the 100% financing of the acquisition of the net assets of Bluffs Run Casino, our average long-term debt during the first nine months of fiscal 2000 was substantially higher than during the comparable period of fiscal 1999. Consequently, our interest expense, net of interest income, increased by $9.7 million to $28.5 million.

Our results for the quarter and nine months ended August 31, 2000 were affected by other factors, including a development project write-off in the second quarter and the cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

Our primary source of cash during the first nine months of fiscal 2000 was approximately $49.1 million of cash flow from operations, compared to approximately $32.7 million of aggregate cash flow from operations in the first nine months of the prior fiscal year. We expended approximately $13.6 million on capital improvements and replacements and paid approximately $2.2 million of construction payables on our parking structure at Harveys Casino Hotel in Council Bluffs. We were also able to reduce our outstanding indebtedness under our credit facility by approximately $31.4 million.

Primarily as a result of the above, our cash and cash equivalents increased by $1.8 million, from $32.5 million at November 30, 1999 to $34.3 million at August 31, 2000. Additionally, our outstanding debt decreased from $393.9 million at the end of fiscal 1999 to $362.5 million at August 31, 2000, excluding the unamortized premium on our senior subordinated notes. Our debt at August 31, 2000 consisted of $150 million of senior subordinated notes and $212.5 million outstanding under our credit facility.

In addition to our debt, we were obligated at August 31, 2000 for an aggregate of approximately $67.9 million on our outstanding Series A Preferred Stock and Series B Preferred Stock and the unpaid dividends accrued thereon.

At August 31, 2000, we also had approximately $48.5 million of standby letters of credit outstanding, including a $45.0 million irrevocable letter of credit to support contingent consideration of up to $50.0 million which may be due as part of the consideration paid for assets of Bluffs Run Casino. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa in November of 2002.

Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis, beginning August 31, 2000. Given our outstanding balance at August 31, 2000 and our anticipated sources and uses of cash, we do not expect to be subject to any mandatory principal payment requirements during the next twelve months. Interest on borrowings outstanding under the credit facility are payable, at our option, at either LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA. The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

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

Our Series A Preferred Stock and Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the $550 per share liquidation value. To the extent we do not pay the dividends in cash, dividends will cumulate and compound quarterly at an annual rate of 13 1/2%. The Series A Preferred Stock and Series B Preferred Stock are subject to mandatory redemption on February 1, 2011 for cash at the liquidation value plus any accrued and unpaid dividends. We have the right to redeem the Series A Preferred Stock and the Series B Preferred Stock at any time for cash at the liquidation value plus any accrued and unpaid dividends. The certificate of designation for the preferred stock contains covenants which limit restricted payments or investments; limit consolidation, merger and the sale of assets; mandate the provision of financial reports; and limit business activities.
Upon the receipt of all applicable gaming approvals the Series A Preferred
Stock and Series B Preferred Stock are convertible at any time on or before February 1, 2002, to shares of the Class A Common and Class B Common, respectively, subject to customary anti-dilution adjustments. The right of conversion, as it relates to our Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of our preferred stock and their affiliates (as that term is defined in the certificate of designation). Any accrued and unpaid dividends at the time of a conversion will be required to be paid in cash or, at our election, may be satisfied with additional shares of the corresponding common stock having a fair market value equal to the amount of accrued dividends.

On October 3, 2000, the certificate of designation was amended to establish the conversion rate with respect to the Series A Preferred Stock at 2,844.6452 shares of common stock per share of preferred stock and with respect to the Series B Preferred Stock at 28.44929681 shares of common stock per share of preferred stock.

As of August 31, 2000, we were in compliance with the covenants under the credit facility, the indenture and the certificate of designation.

At the end of the first nine months of fiscal 2000, we had approximately $70.6 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $34.3 million.

We anticipate expending an additional $7.3 million for maintenance capital expenditures and property improvements in fiscal 2000. We believe that our existing cash and cash equivalents, cash flows from operations and our borrowing capacity under the credit facility will be sufficient to meet the cash requirements of our existing operations for at least the next twelve months, including capital improvements and replacements at the operating properties and debt service requirements. We currently believe that cash requirements of our existing operations beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the credit facility. Other than the proposed merger discussed below and the $50 million contingent payment which may become due after the vote on the referendum in Pottawattamie County, Iowa in November 2002, we do not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on the preferred stock prior to 2004 because of, among other reasons, restrictions in the credit facility and the indenture on the payment of cash dividends.

On April 17, 2000, our newly formed subsidiary, PH Casino Resorts, entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which PH Casino Resorts would acquire by merger all of the outstanding capital stock of Pinnacle for $24 in cash per fully diluted share (or aggregate cash consideration of approximately $664.1 million). Additional consideration of up to $1 in cash per fully diluted share may be payable depending upon the timing and net after tax proceeds of Pinnacle's sale of 97 acres of surplus land in Inglewood, California.

Concurrent with the closing of the Pinnacle merger, a wholly owned subsidiary of PH Casino Resorts will merge with and into Harveys with Harveys surviving as a wholly owned subsidiary of PH Casino Resorts.

Consummation of the mergers are subject to, among other things, completion of PH Casino Resorts' financing for the transaction. The Company currently believes that the financing will be provided by some combination of: (i) assumption of existing debt of Pinnacle, (ii) issuance of unsecured subordinated debt, (iii) issuance of preferred stock, (iv) incurrence of secured bank financing, (v) conversion of Harveys' redeemable preferred stock into common equity, and (vi) equity contributions by key shareholders of Pinnacle. However, we cannot make any assurances that financing will be available at terms acceptable to the Company, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at August 31, 2000 was approximately $212.5 million, subject to a weighted-average interest rate of 8.66%. Assuming an identical outstanding balance, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $2.1 million.

The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on August 31, 2000 was $39.0 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBO rate was capped at 7.5%. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.50%. We may use additional derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

The fair value of the Company's fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $5.9 million of unamortized premium on the senior subordinated notes on August 31, 2000, and the fair value of the Company's fixed rate preferred stock, are sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at August 31, 2000 would have decreased the fair value of our fixed rate long-term debt by approximately $13.9 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at August 31, 2000 by approximately $16.9 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately $4.5 million at August 31, 2000. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our preferred stock by approximately $5.1 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates", or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: ability to complete the proposed merger with Pinnacle Entertainment, Inc., including the receipt of required regulatory approvals and necessary licenses; risks associated with indebtedness, leverage, debt service and liquidity following the merger, if it is completed; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; changes in gaming laws and regulations; passage of state or local referendum measures that affect gaming activities in jurisdictions in which we currently operate or plan to operate; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters; loss of gaming facilities from service; failure to complete, complete within budget or successfully integrate and operate expansion and development projects; and failure to obtain adequate financing to meet strategic goals. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         Not Applicable

Item 2.  Changes in Securities.
         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Effective October 3, 2000, the Certificate of Designation of the Series A Preferred Stock and Series B Preferred Stock was amended to provide that the conversion rate for the Series A Preferred Stock is 2,844.6452 shares of common stock for each share of preferred stock and the conversion rate for the Series B Preferred Stock is
         28.44929681 shares of common stock for each share of preferred stock. The purpose of the amendment was to preserve, upon conversion of the Series A Preferred Stock and Series B Preferred Stock, the existing ratio of approximately one share of currently outstanding Class A Common Stock for each 100 shares of currently outstanding Class B Common Stock. A copy of the Certificate of Amendment to the Certificate of Designation is filed as a exhibit hereto.

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


                                     HARVEYS CASINO RESORTS
                                     Registrant





Date:  October 13, 2000               /s/ John McLaughlin
                                      -----------------------------------------
                                      John McLaughlin
                                      Senior Vice President, Treasurer
                                      and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
--------       ----------------------------------------------------------------
2.1            Agreement and Plan of Merger dated as of April 17, 2000 by and among PH Casino Resorts, Inc., Harveys Casino Resorts, and
               Pinnacle Acquisition Corporation (7)

2.2 Agreement and Plan of Merger dated as of April 17, 2000 by and among PH Casino Resorts, Inc., Harveys Casino Resorts and
               Harveys Acquisition Corporation (7)

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

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
--------       ----------------------------------------------------------------
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

4.9 Certificate of Amendment, dated as of October 3, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior
               Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable
               Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts (8)

10.1           Employment Agreement and Agreement and Covenant Not to Compete or
               Use or Disclose Trade Secrets, each dated as of June 30, 2000 by and between Gary Armentrout and Harveys Casino Resorts. (8)

10.2 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Gary Armentrout. (8)

10.3 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Edward Barraco. (8)

10.4 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and John R. Bellotti. (8)

10.5 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Daniel J. Roy Jr. (8)

10.6 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and William Stephens. (8)

10.7 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Verne Welch. (8)

10.8 Executive Retention Award dated as of August 3, 2000 by and between the Registrant and James J. Rafferty. (8)

10.9           Employment Agreement, dated as of July 21, 2000 and Agreement and
               Covenant Not to Compete or Use or Disclose Trade Secrets, dated as of August 29, 2000, each by and between the Registrant and James J. Rafferty. (8)

27             Financial Data Schedule (8)

--------------------

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

(3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

(4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 16, 1999

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

(6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 2000.

(7) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed April 27, 2000.

(8)  Filed herewith