Form 10-K
period 2000-11-30
HARVEYS CASINO RESORTS
filed 2001-02-28
CIK 914022

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                                       OR

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

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The registrant's common stock is not publicly traded. Therefore, the aggregate market value of the common stock held by non-affiliates is not readily determinable.

    The number of shares outstanding of the registrant's Class A Common Stock, $.01 par value was 68,876 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 7,268,427, each as of February 20, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Harveys Casino Resorts is a Nevada corporation that has been engaged in the gaming industry for over 56 years. Through wholly-owned subsidiaries, Harveys Casino Resorts owns and operates gaming establishments in Nevada, Iowa and Colorado. Harveys Casino Resorts may be referred to in this report as the "Company," the "Registrant," "Harveys," "we," "us" or "our". Unless the context requires otherwise, such references include our wholly-owned subsidiaries.

    On February 2, 1999, Harveys Acquisition Corporation, which was formed at the direction of Colony Investors III, L. P., a Delaware limited partnership, solely for the purpose of acquiring Harveys, merged with and into Harveys (the "Colony/Harveys merger"). Prior to the Colony/Harveys merger, Harveys was a publicly held company. Following the Colony/Harveys merger, the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Colony Investors III now owns approximately 97% of our common equity interests. The remaining common equity interests are owned by Colony HCR Voteco, LLC, a Delaware limited liability company, and by certain members of Harveys' management. Colony HCR Voteco is an affiliate of Colony Investors III. Harveys was the surviving corporation in the Colony/Harveys merger and is continuing business operations as conducted prior to the Colony/Harveys merger.

    Through our wholly-owned subsidiaries, we currently own and operate the following:

    Harveys Resort & Casino ("Harveys Resort")--Owned and operated by Harveys Tahoe Management Company, Inc., Harveys Resort is situated near the south shore of scenic Lake Tahoe on the Nevada/California state line and U.S. Highway 50, the main route through south Lake Tahoe. Originally founded by Harvey and Llewellyn Gross in 1944 as a one-room saloon, cafe and casino, the Company has developed the property into the Lake Tahoe area's largest hotel/casino measured by both total number of rooms and square footage.

    The main structure encompasses over one million square feet in a 17-story glass-faced tower completed in 1991, connected to a 12-story tower which was completely rebuilt in 1982. The hotel provides panoramic views of the lake and the surrounding mountains and is among Lake Tahoe's most modern facilities. Harveys Resort features 740 rooms, 36 of which are luxury suites, and an 82,000 square foot casino containing approximately 2,008 slot machines, 96 table games, a 13-table poker area, a race and sports book and a keno lounge. Harveys Resort also offers a Platinum Players Club featuring VIP amenities designed to reward and retain our loyal premium gaming customers. Other amenities include 23,000 square feet of convention space, 2,989 parking spaces, a substantial portion of which are included in a parking garage, a 280 seat cabaret, a wedding chapel, retail shops, a pool, a health club and a video game arcade. Harveys Resort's eight restaurants offer a wide variety of high quality food and consist of a coffee shop, a Mexican restaurant, a seafood and pasta restaurant, a premier steakhouse, a buffet, a snack bar, Llewellyn's, our upscale award-winning restaurant featuring top quality dining and a spectacular view of Lake Tahoe, and a Hard Rock Cafe, located on the casino floor, which is owned and operated by Hard Rock Cafe International (USA), Inc. In recognition of the outstanding quality of the facility and our excellent service, Harveys Resort has received the AAA Four Diamond Award every year for the past 19 years.

    Harveys Casino Hotel-Owned and operated by Harveys Iowa Management
Company, Inc., Harveys Casino Hotel's facilities are located next to the Missouri River directly across from Omaha, Nebraska, in Council Bluffs, Iowa. The riverboat casino opened in January 1996 and currently has 28,250 square feet of casino space on three decks accommodating 2,352 passengers and housing 1,220 slot machines, 45 table games and a five-table poker area. The land-based amenities opened in May 1996 and include 251 hotel rooms in a 14-story tower, Beverlee's, a rooftop fine dining restaurant offering a view of the

Missouri River and the Omaha skyline, a buffet and a casual restaurant, 21,000 square feet of convention space, a parking garage, completed in October 1999, offering 1,630 parking spaces with climate-controlled access to the adjacent casino and additional surface parking for 1,300 vehicles. The land-based facilities also include a Platinum Players Club offering VIP amenities designed to reward and retain our loyal premium gaming customers. Other attractions include an 18-hole municipal golf course adjacent to our hotel and a nine-hole municipal golf course operated by the city on land they lease from us at a nominal annual fee.

    Bluffs Run Casino--On October 6, 1999, our wholly-owned subsidiary, HBR Realty Company, Inc., purchased the net assets (except the gaming equipment) of the greyhound racetrack and land-based casino in Council Bluffs, Iowa. We purchased these assets from Iowa West Racing Association, Nonprofit Corporation, an Iowa nonprofit corporation. Immediately after closing of the transaction, we leased the facilities known as Bluffs Run Casino back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained our wholly-owned subsidiary, Harveys BR Management
Company, Inc., to manage Bluffs Run Casino for all periods during which the lease exists. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law and continues to own the gaming equipment located at Bluffs Run Casino. We receive management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino. The facilities offer patrons enclosed viewing of, and wagering on, the on-site greyhound racing and simulcast greyhound and horse racing from various outside racetracks. The casino consists of approximately 29,600 square feet and currently provides approximately 1,500 slot machines. Additional amenities include live entertainment events, restaurants and cocktail lounges, surface parking for 3,117 cars and a recreational vehicle park accommodating 115 vehicles.

    Harveys Wagon Wheel Hotel/Casino ("Harveys Wagon Wheel")--Owned and operated by Harveys C.C. Management Company, Inc., Harveys Wagon Wheel is located in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Harveys Wagon Wheel opened in December 1994 as the first major hotel/casino to serve the greater Denver area. Harveys Wagon Wheel includes 118 hotel rooms, a 40,000 square foot casino housing 1,040 slot machines, eight table games, a six-table poker area and a Platinum Players Club offering VIP amenities designed to reward and retain our loyal premium gaming customers. Other amenities include 730 on-site parking spaces, 530 of which are in a self-parking garage, a Tony Roma's Famous for Ribs restaurant and a Pesto's Pasta snack bar, an entertainment lounge and a video game arcade.

BUSINESS STRATEGY

    Our business strategy is to develop or acquire facilities in markets in which we believe we can establish and maintain a prominent position or niche. Each of our properties offers casino gaming and a full range of amenities in a friendly atmosphere that caters to middle-income customers. Our strategy emphasizes the following elements:

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

    STRATEGIC LOCATIONS

    Harveys believes that location is the key to attracting customers. South Lake Tahoe, which draws approximately two million visitors per year, is a unique gaming location because of its natural surroundings and variety of year-round outdoor attractions and activities. Harveys Resort is strategically placed on a site adjacent to the California border in proximity to more than 6,400 hotel and motel rooms in non-gaming facilities. The City of South Lake Tahoe, California has adopted a redevelopment plan and created the South Tahoe Redevelopment Agency. The redevelopment project encompasses approximately 60 acres. Under the first phase of this plan, a number of older motel and retail properties along U.S. Highway 50 were demolished, creating a scenic open space corridor containing public facilities and wetlands. This initial phase also included a 400-room Embassy Suites hotel/ timeshare development completed in 1991. The next phase of the plan includes the centerpiece of the redevelopment, an aerial gondola, which opened in December 2000 and transports skiers and sightseers from U.S. Highway 50 to the top of the Heavenly ski area. This phase also includes a 197 quarter-share unit condominium hotel and a 249 unit Marriott timeshare with ground breaking for each anticipated to occur in May 2001. Under the third and final phase of the plan, we have exclusive rights to develop 16 acres on the California side of Lake Tahoe adjacent to Harveys Resort. We are currently working with prospective joint venture partners to evaluate development opportunities at this location, including a condominium hotel and convention center development, adjacent timeshare property, retail space, parking facilities and various public amenities.

    Harveys Casino Hotel and Bluffs Run Casino are within a short drive of the Omaha/Council Bluffs metropolitan regional airport. Harveys Casino Hotel is located directly off Interstate 29. Bluffs Run Casino is located at the intersection of Interstates 80 and 29 and has visibility and exit ramps from each Interstate. In November 2000, the City of Council Bluffs announced plans to develop a projected $150 million regional destination recreation and entertainment attraction called the Mid America Recreation and Convention Complex, through a partnership of the City of Council Bluffs, the Iowa West Foundation (an Iowa nonprofit foundation) and the private sector. The complex is proposed to be developed on approximately 96 acres adjacent to Bluffs Run Casino. As presently planned, the complex would include a 7,500 seat multi-use arena, a 33,500 square foot exhibit hall, a 44,000 square foot meeting and ballroom facility, two hotels, a 20 acre indoor/outdoor aquatic park and additional retail, restaurant and entertainment venues.

    Harveys Wagon Wheel is located on a highly visible site in Central City, Colorado, a picturesque mountain town approximately 35 miles west of Denver. Substantially all recent gaming development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from Denver must drive through to reach Central City. The Central City Business Improvement District is seeking to construct a southern access road connecting Central City to I-70. If completed as proposed, the highway will terminate near Central City and will provide improved four-lane access between the Central City/Black Hawk market and Denver. The Central City Business Improvement District is finalizing the financing for the project.

    TARGETED CUSTOMER BASE

    Harveys targets middle-income customers who tend to have disposable income for gaming and entertainment. We have established extensive customer databases and use sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment, when gaming play warrants. We attract our targeted market to Harveys Resort by promoting our quality facilities in the scenic Lake Tahoe area. We believe we are able to retain customers through development and cultivation of our customer relationships. Harveys Casino Hotel targets frequent, middle income players from Omaha, Council Bluffs and the surrounding areas. We believe that the hotel and convention facilities attract new players by capturing overnight guests as well as meetings and small conventions business. The greyhound facilities at Bluffs Run Casino have been in existence since 1986 creating very high name recognition in the region. The casino facilities opened one year prior to any other casino in the area. Since opening, Bluffs Run Casino has maintained one of the highest slot machine payback percentages in the nation. This has been publicized in industry magazines and has generated strong customer loyalty. Harveys Wagon Wheel targets middle-income customers from the greater Denver area who seek a quality gaming experience, convenient parking and overnight accommodations. We believe we have successfully built a loyal customer base at Harveys Wagon Wheel by establishing ourselves as the first full-service casino with overnight accommodations and full amenities in the Central City/Black Hawk market.

    EFFECTIVE MARKETING

    We aggressively promote all of our properties through television, radio, billboard, internet and print advertising.

    Harveys Resort seeks to attract customers by offering well-appointed rooms and an exciting atmosphere for those seeking nightlife and entertainment. Harveys Resort's marketing campaign ties Harveys Resort to Lake Tahoe as a destination. We believe that by continuing to promote Harveys' image, we will increase our share of higher-income customers attracted to the south Lake Tahoe market. Harveys Casino Hotel is marketed as "Harveys Casino Hotel, You Can Have It All!" in the Omaha/Council Bluffs market through the extensive use of television, radio and print advertisement, billboards, on-going promotions and sweepstakes as well as point-of-sale materials located in local hotels, restaurants and other visitor attractions. We use a price point positioning to differentiate Bluffs Run Casino in the Omaha/Council Bluffs market. Its "Bigger Value. Better Time." philosophy has helped the property consistently maintain the highest share of annual slot gaming dollars and highest annual attendance in the market. We attract customers to Harveys Wagon Wheel by aggressively promoting the facility's hotel rooms, on-site parking, quality dining facilities and varied entertainment activities.

    EMPHASIS ON SLOT PLAY

    Responding to the increased popularity of slot machines over the past several years, we have shifted our gaming mix toward slot machines. We match the mix of slot machines to the demand of the customer base at each property. Harveys Resort, for instance, now includes a greater percentage of $1 and higher denominated machines to appeal to the higher-income gaming clientele of Harveys Resort, including $5, $25 and $100 slot machines offered within a premium player section. Harveys Casino Hotel offers 1,220 slot machines and Bluffs Run Casino offers 1,500 slot machines, which in the aggregate comprise approximately 65% of the Omaha/Council Bluffs slot machine availability. Harveys Wagon Wheel offers 1,040 slot machines, the second largest selection of slot machines currently offered by any gaming facility in the area. Slot machines are less labor intensive and require less square footage than table games, and generate higher profit margins compared to table games. We monitor payout percentages closely and ensure that our slot product and machine payouts remain competitive.

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

    In 1987, the Tahoe Regional Planning Agency, an entity established under a bi-state compact between the states of California and Nevada, and ratified by Congress, placed restrictions on additional commercial, residential and tourist accommodation construction at Lake Tahoe in an effort to curb development and to preserve the local environment. Under the Tahoe Regional Planning Compact and community plan constraints, future tourist accommodation units added to the market will be required to mitigate environmental impacts. Such measures may include replacing an imposed multiple of older tourist accommodation units. However, we believe the limited number of rooms available at Lake Tahoe allows Lake Tahoe hotel/casino operators to achieve higher average room rates and occupancy rates than those in most other gaming jurisdictions. The Tahoe Regional Planning Agency has imposed significant restrictions on construction and the Tahoe Regional Planning Compact limits the expansion of gaming facilities in the Lake Tahoe Basin. These restrictions prohibit existing casinos from expanding cubic volume of structures housing gaming and limit expansion of the gaming areas within such structures. We believe that because of such restrictions, it is unlikely that any new hotel/casinos will commence operations at Lake Tahoe or that any of the smaller existing casinos will expand to a size that could make them competitive with the four major casinos; however, we expect that the four major hotel/casinos will continue to compete intensely.

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

    OMAHA/COUNCIL BLUFFS

    The target markets for our two operations in Council Bluffs are the residential population base (approximately 760,000) of the greater Omaha/Council Bluffs area, and the nearly three million residents within a three-hour drive of the facilities. We compete with Ameristar Casino Inc.'s riverboat casino in Council Bluffs and to a lesser extent, with other riverboat casinos located in Iowa and Missouri. We also compete with slot machines installed at a dogtrack and at a horsetrack in Iowa. We compete, as well, with existing casinos on Native American land in Iowa and may, in the future, compete with any expansion of these casinos or any additional casinos opened by Native Americans in Iowa or Nebraska.

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

    CENTRAL CITY/BLACK HAWK

    Harveys Wagon Wheel competes primarily with the five major casinos with the largest number of gaming devices in Black Hawk as well as the 25 smaller gaming establishments in operation as of

February 11, 2001, in Central City and Black Hawk. The six largest casinos, including Harveys Wagon Wheel, as of February 11, 2001 had more than 52% of all gaming devices in the Central City/Black Hawk area. The adjacent cities of Central City and Black Hawk form Colorado's primary gaming market. In this market the establishments with on-site parking, overnight accommodations and/or other non-gaming amenities fair better than those without such amenities. Substantially all recent casino development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from the Denver area must drive through in order to reach Central City. The Lodge Casino, offering 700 on-site parking spaces (including 300 spaces shared with the adjacent Gilpin Hotel Casino) and overnight accommodations in 50 hotel rooms, opened in Black Hawk in June 1998. The Isle of Capri opened in Black Hawk on December 30, 1998, with 1,100 parking spaces and opened its hotel with 243 rooms in July of 2000. The Riviera opened in Black Hawk in February 2000 with 520 parking spaces. The Mardi Gras opened in March 2000 with approximately 700 slots, eight table games and 500 parking spaces. In addition, from time to time, the towns of Central City and Black Hawk undertake roadway and other infrastructure improvements. Because the towns are generally accessible only by a single road, these infrastructure projects may deter gaming customers from visiting the Central City/Black Hawk area or traveling through Black Hawk to Central City. There can be no assurances that the development or concentration of casinos or infrastructure improvements in Black Hawk will not adversely affect the number of gaming customers visiting Harveys Wagon Wheel in Central City. In addition, the municipal governments of Central City and Black Hawk compete to attract gaming patrons and gaming development to their respective towns, including by improving road access. Black Hawk's financial resources are currently substantially greater than Central City's and there can be no assurance that Black Hawk will not make improvements or provide other inducements that would result in reduction of the number of gaming patrons visiting Harveys Wagon Wheel in Central City. Any expansion of gaming, whether it be through approval of video lottery terminals or approval of gaming in additional Colorado communities, would likely have a material adverse impact on our operation in Central City.

EMPLOYEES

    As of February 12, 2001 the Company had approximately 4,900 employees. We believe that employee relations are good. The Company has entered into collective bargaining agreements that cover approximately six employees. These agreements relate to stage-hand employees who provide support to entertainment facilities at Harveys Resort and security officers at Bluffs Run Casino. None of our other employees are represented by labor unions.

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

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

    (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

    (2) the establishment and maintenance of responsible accounting practices and procedures;

    (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

    (4) the prevention of cheating and fraudulent practices; and

    (5) to provide a source of state and local revenues through taxation and licensing fees. Change in these laws, regulations and procedures could have an adverse effect on our gaming operations.

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

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of a Registered Corporation must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    A Registered Corporation is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions that a Registered Corporation enters into must be reported to, or approved by, the Nevada Commission.

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

    Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of a Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

    (1) voting on all matters voted on by stockholders;

    (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in a Registered Corporation's management, policies or operations; and

    (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

    If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, we:

    (1) pay that person any dividend or interest on our voting securities;

    (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

    (3) pay remuneration in any form to that person for services rendered or otherwise; or

    (4) fail to pursue all lawful efforts to require the person to relinquish his or her voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt or other security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt or other security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own a debt or other security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

    (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

    (2) recognizes any voting right by the unsuitable person in connection with those securities;

    (3) pays the unsuitable person remuneration in any form; or

    (4) makes any payment to the unsuitable person by way of principal payment, redemption, conversion, exchange, liquidation, or similar transaction.

    A Registered Corporation is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make that disclosure may be grounds for finding the record holder unsuitable. A Registered Corporation is required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require stock certificates of a Registered Corporation to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed that requirement on the Company.

    A Registered Corporation is restricted from making a public offering of debt or other securities without the prior approval of the Nevada Commission if the securities or the proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Nevada Gaming Authorities. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

    (1) assure the financial stability of corporate gaming operators and their affiliates;

    (2) preserve the beneficial aspects of conducting business in the corporate form; and

    (3) promote a neutral environment for the orderly governance of corporate affairs.

    Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities (i.e., repurchases which treat holders differently) above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

    (1) a percentage of the gross revenues received;

    (2) the number of gaming devices operated; or

    (3) the number of table games operated.

    A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments or the selling of merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    The Nevada state legislature is meeting in biennial session in 2000 and may consider legislative proposals that affect the computation of fees or taxes levied on licensees. If legislation increasing the amount of fees or taxes is successful and becomes law in the future, it would have an adverse effect on the profitability of our Nevada gaming operations.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    IOWA GAMING LAWS AND REGULATIONS

    The State of Iowa first authorized excursion gambling boat activities in 1989 and authorized slot machines at racetrack enclosures in 1994. The Iowa Racing and Gaming Commission (the "Iowa Commission") has the authority to grant and review licenses to owners and operators of excursion gambling boats and pari-mutuel racetracks, and has the further authority to adopt and enforce rules governing a broad range of subjects dealing with excursion gambling boat facilities and racetrack enclosures and operations. The Iowa Commission consists of five members who are appointed by the governor and confirmed by the state senate. Members serve a term not to exceed three years at the pleasure of the governor.

    Under Iowa law relating to excursion gambling boats, a non-profit organization and a for-profit organization may receive a joint license to operate an excursion gambling boat. The Company, together with Iowa West Racing Association, a qualified non-profit organization, have been granted the necessary licenses to own and operate the current gambling facilities and activities on the riverboat casino at Harveys Casino Hotel each year since 1995. Our excursion boat gambling license, which is up for renewal, currently expires March 31, 2001.

    Under Iowa law relating to racetracks, only a non-profit organization, an operator of fairs or a state agency or political subdivision may hold a track license. Only a licensee which held a license to operate a pari-mutuel racetrack operation on January 1, 1994, could obtain a racetrack slot casino license when they became available in 1994. No one can obtain a racetrack slot casino license today, unless they held a license to operate a pari-mutuel racetrack operation on January 1, 1994. Iowa West Racing Association, a qualified non-profit organization, holds the pari-mutuel license to operate the dog track and the gaming racetrack enclosure license to operate the slot machine casino all at Bluffs Run Casino. The Bluffs Run pari-mutuel dogtrack license and the Bluffs Run gambling license for a racetrack enclosure expire December 31, 2001.

    All licenses are granted upon the condition that the license holders accept, observe and enforce all applicable laws, regulations, ordinances, rules and orders applicable to them. Any violation by a license holder including its employees or agents, may result in disciplinary action, including the suspension or revocation of any license previously granted.

    On October 6, 1999, we completed the purchase of Bluffs Run Casino from Iowa West Racing Association and paid the seller approximately $115.0 million. We are obligated to pay additional consideration to the seller of up to $50.0 million, pending the results of a required referendum on the continuation of gaming at pari-mutuel racetracks to be decided in 2002 by the voters of Pottawattamie County, Iowa. We generally are obligated to pay to the seller $45.0 million of additional consideration plus a $5.0 million bonus unless either the referendum is not approved or a slots casino cannot continue to be operated at Bluffs Run Casino under then-applicable law. If we are not obligated to pay the additional consideration because the referendum was not approved or a challenge to the referendum exists, but the operation of a slots casino at Bluffs Run Casino can continue through December 31, 2003 without being interrupted as a result of the referendum or any referendum challenge, then we are obligated to pay to the seller $10.0 million on December 31, 2003 and $2.5 million on the last day of each complete calendar quarter thereafter for the shorter of (i) the period during which we can continue to operate a slots casino at Bluffs Run Casino and
(ii) a period of eight quarters if referendum approval was not obtained and 16 quarters if we are not obligated to pay the additional consideration because of a referendum challenge.

    At the closing of the acquisition of Bluffs Run Casino, Harveys Iowa Management Company, Inc. and Iowa West Racing Association entered into an amended and restated excursion gambling boat sponsorship and operating agreement relating to Harveys' operation of its excursion gambling boat casino. The operating agreement's term continues through December 31, 2010, and during the agreement, Harveys is to pay Iowa West Racing Association a fee equal to a percentage of the adjusted gross gaming receipts generated from the boat operation and further agreed to pay and hold Iowa West Racing Association harmless from the admissions fee payable to the Iowa Commission and the local municipality and state wagering tax imposed by Iowa law. Following the expiration of the term of the operating agreement, such agreement may be extended for five successive three-year periods.

    Also, on October 6, 1999, Harveys BR Management Company and Iowa West Racing Association entered into a management agreement whereby Harveys BR Management Company is to manage the pari-mutuel racetrack facility and casino operations including simulcast of greyhound or horse racing and the slot machines for a minimum of 25 years, during which Harveys is to receive a management fee equal to a percentage of the cash flow as that term is defined in the management agreement. On the same day, October 6, 1999, HBR Realty Company purchased the Bluffs Run Casino assets, except for the slot machines, from Iowa West Racing Association and leased the same back to Iowa West Racing Association for an initial term ending October 5, 2024, which lease is renewable for additional terms by the mutual agreement of the parties. Harveys is to receive rent payments equal to a percentage of cash flow as that term is defined in the lease agreement, except that Iowa West Racing Association is entitled to $1,350,000 of cash flow payable every six months in arrears following the acquisition until the fifth business day following the date that the results of the required referendum on the continuation of gaming at pari-mutuel racetracks, as described above, are certified to the County Auditor of Pottawattamine County. Under the terms of the management and lease agreements, Harveys receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino. All of the agreements outlined here were approved by the Iowa Commission in September 1999.

    Under Iowa law, gambling licenses may only be granted by the Iowa Commission in those counties that have approved the conduct of gambling games in a county-wide referendum. Gambling games, both at a racetrack enclosure and on riverboats, have been approved by the county electorate in Pottawattamie County, Iowa, the location of both Harveys Casino Hotel and Bluffs Run Casino.

    However, a referendum can be requested at any time by a petition of the voters and must be reapproved for both types of gambling activities via the general election ballot eight years after the initial approval and each eight years thereafter. There can be no assurance that either type of gambling activities will be approved at the next referendum to be held in November 2002, in subsequent referenda held every eight years thereafter or in the event of a petition referendum.

    If the gambling referenda do not pass in the county where the licenses are held, the excursion gambling boat licenses may remain valid, as described below, for a total of nine years from the date of original issue which, in the case of Harveys, would be nine years from January 27, 1995, or January 26, 2004. Currently, the excursion gambling boat license with respect to Harveys Casino Hotel is renewed annually in April. The license that may be issued in April 2002, under current law, could remain valid following a referendum defeat in November 2002, and the Iowa Commission could renew the license in April 2003 so that such license would be valid until January 26, 2004.

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

    Following the issuance of a gaming license, the Iowa Commission monitors and supervises the activities of the licensee. Material contracts to be entered into by the licensee, changes in ownership of the licensee, management contracts, and acquisitions of interest in other gambling activities by the licensee or its owners must all be reported to, and approved by, the Iowa Commission. Further, the Iowa Commission has the authority to:

    (1) determine the payouts from the gambling games;

    (2) determine race schedules;

    (3) set the payout rate for all slot machines;

    (4) establish minimum charges for admission to excursion gambling boats;

    (5) impose an admission fee or a head tax;

    (6) define the excursion season and the duration of an excursion; and

    (7) define the race season and total number of races to be held.

    For excursion gambling boats, Iowa law authorizes the imposition of an admission fee, set by and payable to the Iowa State Treasurer, on each person embarking on an excursion gambling boat. An additional admission fee may be imposed by the municipality in which the gambling operation is located. In practice, the Iowa Commission has not imposed a per-person admission fee, but rather has imposed a fee on each excursion gambling boat based upon the estimated costs of supervision and enforcement to be incurred by the Iowa Commission for the ensuing fiscal year. For the fiscal year beginning July 1, 2000, the fee is $378,701, payable in weekly installments of $7,283. A $0.50 per person admission fee is also payable to the City of Council Bluffs, Iowa. Further, Iowa law imposes an annual wagering tax ranging from 5% on the first $1.0 million of adjusted gross receipts from gambling games to 20% on adjusted gross receipts in excess of $3.0 million.

    For dog tracks, Iowa law requires the payment of a licensing fee of $200 for each racing day. In addition, a licensee is required to pay the State of Iowa the sum of $.50 for each person entering the racetrack grounds or enclosure. There is also a wagering tax imposed on the gross sum wagered at the dog track at the following rate:

    (1) 6% if the gross sum wagered in the racing season is $55.0 million or more;

    (2) 5% if the gross sum wagered in the racing season is $30.0 million or more, but less that $55.0 million;

    (3) 4% if the gross sum wagered in the racing season is less than $30.0 million.

    For pari-mutuel slot casinos there is an escalating wagering tax which is currently 30% of the gross receipts from the slot machine casino which rate goes up two percent per year every January 1 until it reaches a maximum of 36% on January 1, 2004.

    The Racing Association of Central Iowa which operates the horse track in Altoona (Des Moines), Iowa, brought an action on June 25, 1998, in the Iowa District Court, in and for Polk County, alleging that the escalating racetrack casino tax violates the United States and Iowa Constitutions. The Dubuque Racing Association, Ltd (licensee of the Dubuque dog track), the Iowa West Racing Association (licensee of the Bluffs Run Casino), and the Iowa Greyhound Association also joined as plaintiffs in the case. In December 2000, the Iowa District Court rejected the plaintiffs constitutional challenge. The plaintiffs have appealed to the Iowa Supreme Court.

    Excursion gambling boat activities are also subject to safety and inspection requirements of the State of Iowa and the U.S. Coast Guard. These requirements:

    (1) set limits on the operation of the vessel;

    (2) mandate that it must be operated by a minimum complement of licensed personnel;

    (3) establish periodic inspections, including the physical inspection of the outside hull; and

    (4) establish other mechanical and operations rules.

    COLORADO GAMING LAWS AND REGULATIONS

    The State of Colorado created the Division of Gaming (the "Colorado Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Colorado Division (the "Colorado Director"), pursuant to regulations promulgated by, and subject to the review of, a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming laws and regulations (the "Colorado Regulations"). The Colorado Director may inspect, without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Colorado Director may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

    The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. Harveys Wagon Wheel's failure or inability, or the failure or inability of others associated with Harveys Wagon Wheel to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by Harveys Wagon Wheel and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those held by key and support employees, which must be renewed every two years.

    As a general rule, under the Colorado Regulations, no person may have an "ownership interest" in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail licensee for purposes of the multiple license prohibition if:

    (1) that person has less than a 5% ownership interest in an institutional investor which has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

    (2) a person has a 5% or more ownership interest in an institutional investor, but the institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

    (3) an institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

    (4) an institutional investor possesses voting securities in a fiduciary capacity for another person and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

    (5) a registered broker or dealer retains possession of voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

    (6) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or publicly traded company affiliated with a licensee and possesses a voting interest in less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

    (7) an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

    (8) a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or

    (9) a person owns less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

    Hence, our business opportunities in Colorado and those of persons with an "ownership interest" in us, are limited to interests that comply with the Colorado Regulations and the Colorado Commission's ruling.

    In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided to the Colorado Division within 10 days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. A "substantial interest" means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5 percent. The Colorado Commission has ruled that a person does not have a "substantial interest" if such person's sole ownership interest in such licensee is through the ownership of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

    Counsel for the Colorado Division has informed counsel for Harveys that, for purposes of the manufacturer/operator vertical integration rule and the horizontal three-license rule described above, the Colorado Division has taken the position that only a person deemed to have "beneficial ownership" (as defined in Section 13(d) of the Exchange Act and the rules and regulations thereunder) of shares of the publicly traded licensee or publicly traded company affiliated with the licensee will be deemed to have an "interest" under the vertical integrating rule or an "ownership interest" under the horizontal three-license rule. However, neither the Colorado Commission nor the Colorado Legislature has addressed these issues. As a result there is no assurance that the Colorado Division, the Colorado Commission or the Colorado Legislature will not apply a more restrictive interpretation.

    Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us and our security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that the person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding or suitability) as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in Harveys Wagon Wheel, through their beneficial ownership of any class of voting securities of the Company. Those persons must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in Harveys Wagon Wheel, through their beneficial ownership of any class of voting securities of the Company, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Harveys Wagon Wheel, through their beneficial ownership of any class of voting securities of the Company before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $51 per hour.

    The Colorado Regulations define a "voting security" to be a security, the holder of which is entitled to vote generally for the election of a member or members of the board of directors or board of trustees of a corporation or a comparable person or persons of another form of business organization.

    The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of:

    (1) all persons licensed pursuant to the Colorado Limited Gaming Act,

    (2) all officers, directors and stockholders of a licensed privately held corporation,

    (3) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation,

    (4) all general partners and all limited partners of a licensed partnership,

    (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company),

    (6) all persons supplying financing or loaning money to any licensee connected with the establishment or operations of limited gaming,

    (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises, and

    (8) all persons contracting with or supplying any goods and services to the gaming regulators.

    Certain public officials and employees are prohibited from having any direct or indirect interest in a license or limited gaming.

    In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" or lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Colorado Director, must promptly provide to the Colorado Commission or Colorado Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination of whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Commission or the Colorado Director to require a licensee or applicant to terminate its "gaming contract" (as defined below) or lease with any person who failed to provide the information requested. In addition, the Colorado Commission or the Colorado Director may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

    Except under limited circumstances relating to slot machine manufacturers and distributors, every person supplying goods, equipment, devices or services to any licensee in return for payment of a percentage, or calculated upon a percentage, of limited gaming activity or income must obtain an operator's license or be listed on the retailer's license where such limited gaming will take place. With respect to the foregoing requirement, it is the current practice of the Colorado Division to require manufacturers and distributors to obtain an operator's license if the limited exceptions do not apply to them and to require other persons to be listed as associated persons on the license of the applicable retailer.

    An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who among other things:

    (1) fails to prove by clear and convincing evidence that the applicant is qualified;

    (2) fails to provide information and documentation requested;

    (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification;

    (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of, specified crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or

    (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

    If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in the Company then we may be sanctioned, which may include the loss of our approvals and licenses.

    The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

    In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as the Company, from paying any unsuitable person any dividend or interest upon any voting securities or any payments of distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services, or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, Harveys Wagon Wheel may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in Harveys Wagon Wheel or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within 60 days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including by purchasing such voting securities. The Staff for the Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividend or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require such unsuitable person to relinquish such non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as the Company, to file for a finding of suitability if required by the Colorado Commission.

    Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found suitable, or indirectly can cause us to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

    The sale, lease, purchase, conveyance or acquisition of a controlling interest in Harveys Wagon Wheel is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission.

    Harveys Wagon Wheel must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Harveys Wagon Wheel also must not exceed specified gaming square footage limits as a total of each floor and the full building. The casino at Harveys Wagon Wheel may operate only between 8:00 a.m. and 2:00 a.m. and may permit only individuals 21 years or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Harveys Wagon Wheel may not provide credit to its gaming patrons.

    A licensee is required to provide information and file periodic reports with the Colorado regulators, including identifying those who have 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have a right to share in revenues of limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary company of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming, or who possesses a license to conduct foreign gaming, is required to notify the Colorado regulators. Any person licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado regulators.

    The Colorado regulators have broad authority to sanction, fine, suspend and revoke licenses for violations of the Colorado Regulations. Violations of many provisions of the Colorado Regulations also can result in criminal penalties.

    The Colorado Constitution currently permits gaming only in a limited number of cities and some commercial districts.

    The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. Central City has imposed an annual device fee of $1,265 per gaming device and may revise such fee from time to time.

    In November 2000, voters approved a law that would allow Colorado to participate in multi-state lotteries.

    The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of Harveys Wagon Wheel, through their ownership of Harveys, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees or from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of Harveys Wagon Wheel. Harveys Wagon Wheel holds a hotel and restaurant liquor license for its casino hotel and restaurant operations, rather than a gaming tavern license. Accordingly, no person directly or indirectly interested in Harveys Wagon Wheel may be directly or indirectly interested in most other types of liquor licenses, and specifically cannot be directly or indirectly interested in an entity which holds a gaming tavern license.

ENVIRONMENTAL MATTERS

    We are subject to various federal, state and local laws, ordinances and regulations which (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of hazardous materials or solid or hazardous wastes, or (ii) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal or remediation of certain hazardous substances or wastes released to the environment without regard to fault. We believe we are in material compliance with these laws.

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

    All of the real property described above, as well as the Company's personal property at these operations, is pledged as security for our reducing, revolving credit facility with a consortium of banks. See footnote 4 to our consolidated financial statements appearing elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS

    We are a defendant in various lawsuits relating to routine matters incidental to our business. We do not believe that the outcome of any litigation, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no public market for our common equity securities.

    As of February 20, 2001, there were ten holders of the Company's Class A Common Stock and ten holders of the Company's Class B Common Stock.

    For the fiscal year prior to the Colony/Harveys merger Harveys paid regular quarterly dividends of $0.05 per share of common stock. Following the Colony/Harveys merger, the Company has not declared any cash dividends on either class of its common equity. In addition, the terms of our bank credit facility prohibit us from paying cash dividends unless our leverage ratio (as calculated by reference to our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization) is less than or equal to 3 to 1. Consequently, it is unlikely that we will pay any cash dividends on our common stock in the near future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company as of and for each of the five fiscal years in the period ended
November 30, 2000 (of which fiscal years ended November 30, 1996, 1997 and 1998 and the period from December 1, 1998 through February 1, 1999 represents the predecessor company prior to the Colony/Harveys merger). For comparative purposes, we have presented results for fiscal 1999 on a combined twelve month basis by aggregating results for the period December 1, 1998 through February 1, 1999 with our results for the period from the Colony/ Harveys merger acquisition date, February 2, 1999, through November 30, 1999. Our results for periods after the Colony/Harveys merger are presented on a different basis of accounting from those for periods before the Colony/Harveys merger, due to the application of purchase method accounting. However, we believe that comparisons of the financial results for the fiscal years can still provide a meaningful discussion of our financial performance.

    On October 6, 1999, we purchased the net assets (except the gaming equipment) of Bluffs Run Casino. Immediately after the closing of the transaction, we leased the facilities back to the seller for an initial term of 25 years. At the same time, the seller retained us to manage Bluffs Run Casino for all periods during which the lease exists. We receive management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino. The results of operations of Bluffs Run Casino are included in the following selected consolidated financial data from the date of acquisition, October 6, 1999.

    Until October 24, 1997, Harveys owned a 40% equity interest in Hard Rock Hotel, Inc., which owns the Hard Rock Hotel and Casino in Las Vegas, Nevada. Harveys also managed the Hard Rock Hotel and Casino pursuant to a contract with Hard Rock Hotel, Inc. On October 24, 1997, Harveys sold its 40% equity interest and its interest in the management contract to Hard Rock Hotel, Inc. The following selected consolidated financial date includes the fees earned for managing the operations of the Hard Rock Hotel and Casino and Harveys' 40% equity interest in the income of the Hard Rock Hotel and Casino through October 24, 1997, the date of the sale.

    The selected consolidated financial data is not necessarily indicative of our future results of operations or financial condition, and should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS and with our consolidated financial statements, including the footnotes, appearing elsewhere in this report. Certain reclassifications have been made to the prior years' selected consolidated financial data to conform to the current year presentation. These reclassifications have no effect on net income.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            YEARS ENDED NOVEMBER 30,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                             (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF INCOME DATA
Revenues
  Casino....................................................  $186,369   $216,564   $244,784   $270,470   $378,396
  Racing....................................................        --         --         --        932      6,045
  Lodging...................................................    28,746     32,175     34,273     36,960     37,863
  Food and beverage.........................................    39,852     44,406     47,079     51,097     59,688
  Other.....................................................     6,402      7,277      7,111      8,260     10,128
  Management fees and joint venture.........................     5,023      4,507         --         --         --
  Less casino promotional allowances........................   (18,643)   (21,366)   (23,738)   (27,416)   (30,032)
                                                              --------   --------   --------   --------   --------
    Total net revenues......................................   247,749    283,563    309,509    340,303    462,088
                                                              --------   --------   --------   --------   --------
Costs and expenses
  Casino....................................................    86,732    100,500    115,837    132,487    182,882
  Racing....................................................        --         --         --      1,859     11,932
  Lodging...................................................    11,677     13,374     13,710     13,046     13,114
  Food and beverage.........................................    24,797     29,886     30,143     31,918     42,015
  Other operating...........................................     2,813      2,811      2,885      3,329      4,130
  Selling, general and administrative.......................    67,128     73,945     78,987     77,473     95,027
  Depreciation and amortization.............................    16,482     19,077     20,796     26,164     38,110
  Development project write-downs...........................        --      2,690         96      2,182      1,314
  Pre-opening expenses......................................     4,099         --         --         --         --
  Colony/Harveys merger costs and consent fees..............        --         --      1,218     19,879         --
  Costs related to terminated merger........................        --         --         --         --      9,904
                                                              --------   --------   --------   --------   --------
    Total costs and expenses................................   213,728    242,283    263,672    308,337    398,428
                                                              --------   --------   --------   --------   --------
Operating income............................................    34,021     41,280     45,837     31,966     63,660
Interest expense, net (1)...................................    14,195     18,892     15,576     26,827     37,689
Gain on sale of interests in unconsolidated affiliate.......        --     27,422         --         --         --
Other income (expense), net.................................      (221)      (137)      (142)      (473)      (514)
                                                              --------   --------   --------   --------   --------
Income before income taxes, extraordinary item and
  cumulative effect of an accounting change.................    19,605     49,673     30,119      4,666     25,457
Income tax provision........................................    (7,791)   (18,898)   (11,417)    (4,230)   (10,627)
                                                              --------   --------   --------   --------   --------
Income before extraordinary item and cumulative effect of an
  accounting change.........................................    11,814     30,775     18,702        436     14,830
Loss on early retirement of debt, net of taxes..............      (522)        --         --       (869)        --
Cumulative effect of an accounting change, net of taxes.....        --         --         --         --     (3,142)
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................  $ 11,292   $ 30,775   $ 18,702   $   (433)  $ 11,688
                                                              ========   ========   ========   ========   ========

OTHER OPERATING DATA
  EBITDA (2)................................................  $ 54,602   $ 63,047   $ 67,947   $ 81,359   $114,835
  Net cash provided by operating activities.................    39,768     44,637     38,388     42,063     52,657
  Net cash provided by (used in) investing activities.......   (55,502)    24,428    (27,590)  (123,440)   (20,578)
  Net cash provided by (used in) financing activities.......    26,363    (35,151)     1,467     46,575    (35,930)
  Capital expenditures (3)..................................    72,395     22,532     17,681     30,556     18,619

CONSOLIDATED BALANCE SHEET DATA
  Cash and cash equivalents.................................  $ 21,121   $ 55,035   $ 67,299   $ 32,496   $ 28,646
  Total assets..............................................   393,768    403,465    424,158    673,920    649,293
  Long-term debt, net.......................................   181,354    150,220    150,000    400,577    364,004
  Redeemable preferred stock................................        --         --         --     61,442     70,167
  Stockholders' equity......................................   149,763    179,358    200,454     81,355     84,320

------------------------------

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1) Net of amounts capitalized and interest income.

(2) EBITDA is calculated as earnings before interest, taxes, depreciation and amortization, adjusted to exclude the effects of unusual, non-recurring or non-cash items. EBITDA has been adjusted to exclude the effects of the following items for the periods referenced: (i) development project write-downs, of approximately $2.7 million, $0.1 million, $2.2 million and $1.3 million, for fiscal years ended November 30, 1997, 1998, 1999 and 2000, respectively; (ii) consent fees and costs related to the Colony/Harveys merger, of approximately $1.2 million and $19.9 million, for fiscal years ended November 30, 1998 and 1999, respectively; (iii) amortization expense, of approximately $1.2 million and $1.8 million, related to restricted stock grants for fiscal years ended November 30, 1999 and 2000, respectively; (iv) pre-opening expenses, of approximately $4.1 million, for fiscal year ended November 30, 1996;
    (v) gain, of approximately $27.4 million, on the sale of interests in an unconsolidated affiliate for fiscal year ended November 30, 1997;
    (vi) cumulative effect of an accounting change, of approximately
    $3.1 million, for fiscal year ended November 30, 2000; (vii) loss on the early retirement of debt, net of tax, of approximately $0.5 million and $0.9 million, for fiscal years ended November 30, 1996 and 1999, respectively; (viii) costs related to the terminated merger, of approximately $9.9 million, for fiscal year ended November 30, 2000; and
    (ix) other non-operating expenses, of approximately $0.2 million, $0.1 million, $0.1 million, $0.5 million and $0.5 million, for fiscal years ended November 30, 1996, 1997, 1998, 1999 and 2000, respectively. EBITDA has not been adjusted to exclude charges of approximately $0.8 million of business development costs recognized in fiscal year 2000 relative to abandoned projects. Prior to the December 1, 1999 adoption of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, such costs were capitalized as incurred and expensed upon the commencement of operations of the new project or upon the abandonment of the project. (See
    Note 8. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE included in our Consolidated Financial Statements found elsewhere in this report).

   EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA is not calculated in the same manner by all entities and accordingly is not necessarily comparable to similarly entitled measures of other entities and may not be an appropriate measure for performance relative to other entities. EBITDA should not be construed as an indicator of the Company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. We have presented EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

(3) Of amounts shown, approximately $7.2 million in fiscal 1996, approximately $11.6 million in fiscal 1997, approximately $8.1 million in fiscal 1998, approximately $15.3 million in fiscal 1999, and approximately $14.1 million in fiscal 2000 related to recurring capital expenditures for maintenance of the current facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We currently own and operate Harveys Resort, Harveys Wagon Wheel, Harveys Casino Hotel and Bluffs Run Casino. The following table presents certain operating results for our properties. For comparative purposes, results for fiscal year ended November 30, 1999 have been presented on a combined basis by aggregating the results for the period December 1, 1998 through February 1, 1999 with the results for the period February 2, 1999 (the date of the Colony/Harveys merger) through November 30, 1999. Our results for the periods after the Colony/Harveys merger are presented on a different basis of accounting from those for periods before the Colony/Harveys merger, due to the application of purchase method accounting. However, we believe that comparisons of the financial results for the fiscal years can still provide a meaningful discussion of our financial performance. The acquisition of Bluffs Run Casino was accounted for as a purchase and, consequently, the results of operations prior to the October 6, 1999 acquisition date were not consolidated with those of Harveys. The fiscal year ended November 30, 1999 includes the results of 56 days of operation of Bluffs Run Casino. The fiscal year ended November 30, 2000 includes the full operations of Bluffs Run Casino for that period, thus creating significant variances when comparing financial results for the year ended November 30, 2000 with those for the year ended November 30, 1999.

RESULTS OF OPERATIONS

                                                                1998       1999       2000
                                                              --------   --------   --------
Net Revenues
  Harveys Resort............................................  $133,454   $140,546   $148,292
  Harveys Casino Hotel......................................   113,541    124,128    127,767
  Bluffs Run Casino.........................................        --     18,802    132,702
  Harveys Wagon Wheel.......................................    62,514     56,827     53,327
                                                              --------   --------   --------
    Total Net Revenues......................................  $309,509   $340,303   $462,088
                                                              ========   ========   ========
Operating Income (Loss)
  Harveys Resort............................................  $ 23,768   $ 26,542   $ 31,469
  Harveys Casino Hotel......................................    21,824     25,663     24,857
  Bluffs Run Casino.........................................        --      3,852     26,938
  Harveys Wagon Wheel.......................................    14,107     10,116      4,657
  Corporate and Development.................................   (12,548)   (12,146)   (13,043)
                                                              --------   --------   --------
                                                                47,151     54,027     74,878
  Development project write-downs, consent fees,
    Colony/Harveys merger costs and costs related to
    terminated merger.......................................    (1,314)   (22,061)   (11,218)
                                                              --------   --------   --------
    Total Operating Income..................................  $ 45,837   $ 31,966   $ 63,660
                                                              ========   ========   ========
EBITDA
  Harveys Resort............................................  $ 33,160   $ 36,433   $ 42,726
  Harveys Casino Hotel......................................    29,065     33,869     34,102
  Bluffs Run Casino.........................................        --      5,619     38,065
  Harveys Wagon Wheel.......................................    17,731     14,113      8,811
  Corporate and Development.................................   (12,009)    (8,675)    (8,869)
                                                              --------   --------   --------
    Total EBITDA............................................  $ 67,947   $ 81,359   $114,835
                                                              ========   ========   ========

FISCAL YEAR ENDED NOVEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1999

    Fiscal year 2000 results were negatively effected by non-recurring expenses related to a terminated merger, by certain development project write-downs and by the cumulative effect of a change in accounting principle related to start-up costs. Fiscal year 1999 results include non-recurring consent fees and costs associated with the Colony/Harveys merger and development project write-downs.

    Our consolidated net revenues for fiscal year 2000 were $462.1 million, a $121.8 million, or 35.8%, improvement over the prior year. Bluffs Run Casino provided $132.7 million of the net revenue for fiscal 2000, an increase of $113.9 million compared to the $18.8 million provided by Bluffs Run Casino during the last 56 days of fiscal 1999. Growth in net revenues from our Lake Tahoe property and from our Council Bluffs operations more than offset declines from our Central City property. Excluding the development project write-downs from results for both fiscal years, the terminated merger costs from fiscal 2000 and the Colony/Harveys merger costs and the consent fees from fiscal 1999, our operating income improved by $20.9 million, or 38.6%, over fiscal 1999 and amounted to $74.9 million. The improvement was largely attributable to Bluffs Run Casino, which provided an increase of $23.1 million in operating income.

    LAKE TAHOE, NEVADA. Our net revenues from Lake Tahoe for the year ended November 30, 2000 amounted to $148.3 million, an increase of $7.7 million, or 5.5%, over our net revenues for fiscal 1999. All operating areas experienced revenue improvements, due to an increase in casino volume and an improved table game hold percentage, improved revenue per available room and increased food covers and average check. The higher volume of casino activity was the result of increased customer head counts. Our Lake Tahoe operating profit of $31.5 million for fiscal 2000 improved by $4.9 million, or 18.6%, as a result of our improved casino revenues and profits.

    COUNCIL BLUFFS, IOWA. Our net revenues from Council Bluffs for the year ended November 30, 2000 amounted to $127.8 million, an increase of $3.6 million, or 2.9%, over our net revenues for fiscal 1999. Revenue improvements were the result of increased wagering volume and food covers. Our Council Bluffs operating profit of $24.9 million decreased by $0.8 million, or
3.1 percent. Depreciation expense increased year-over-year by approximately $1.0 million, primarily the result of opening a new parking facility in October 1999.

    BLUFFS RUN CASINO. Our purchase of the net assets of Bluffs Run Casino on October 6, 1999 and the subsequent management of the operations of that property, provided net revenues for the 56 days ended November 30, 1999 of $18.8 million and operating profit of $3.9 million. Net revenues from this property for the year ended November 30, 2000 amounted to $132.7 million and operating profit amounted to $26.9 million.

    Casinos at pari-mutuel tracks in Iowa, including Bluffs Run Casino, are subject to an escalating wagering tax which, as of January 1, 2001 was 30 percent. The tax, which applies to gross receipts from slot machines, increases by two percent per year and was 24%, 26% and 28% during calendar year 1998, 1999 and 2000, respectively. The tax is projected to continue to increase two percent per year until it reaches a maximum of 36% on January 1, 2004.

    In November 2000, the City of Council Bluffs announced plans to develop a projected $150 million recreation and entertainment complex on approximately 96 acres of land adjacent to Bluffs Run Casino (the Mid America Recreation and Convention Complex). As presently planned, the complex would include a 7,500 seat multi-use arena, a 33,500 square foot exhibit hall, a 44,000 square foot meeting and ballroom facility, two hotels, a 20 acre indoor/outdoor aquatic park and additional retail, restaurant and entertainment venues. While we can give no assurances that funding for the project will be available or that the project will be constructed, we believe that, if constructed, the project would have a positive effect on the operations of Bluffs Run Casino. However, we may be obligated to contribute approximately $6.9 million of cash and make other non-cash contributions to the project if the Mid America Recreation and Convention Complex application to Vision Iowa is granted. (See--Liquidity and Capital Resources, below). Under current expectations, the earliest that the complex could open would be in late 2002.

    CENTRAL CITY, COLORADO. Our net revenues from Central City for the year ended November 30, 2000 amounted to $53.3 million, a decrease of $3.5 million, or 6.2%, from our net revenues for fiscal 1999. Approximately $3.4 million of the revenue decline was in our casino revenues and is principally the result of new competition in Black Hawk. Our Central City operating profit of $4.7 million declined $5.5 million, or 54.0%, principally as a result of the decline in our casino revenues and profits and an increase in marketing and advertising expenditures in response to the new competition.

    The Central City Business Improvement District is seeking to construct a southern access road connecting Central City to I-70. If completed as proposed, the highway will terminate near Central City and will provide improved four-lane access between the Central City/Black Hawk market and Denver. All necessary regulatory approvals have been obtained and the Central City Business Improvement District is finalizing financing for the project. The terms of the financing, including how they may affect us, have not yet been determined and will be negotiated by the Company, the Central City Business Development District and others who may participate in the financing. We can give no assurances as to when or whether the project will be completed, but believe that, if completed, the improved access would mitigate the impact of the increased competition from Black Hawk on the operations of Harveys Wagon Wheel.

    CORPORATE AND DEVELOPMENT--Our corporate expense for fiscal 2000 amounted to approximately $10.7 million, excluding depreciation and amortization, compared to approximately $9.8 million for the fiscal 1999 period. Approximately
$0.7 million of the increase resulted from non-cash charges related to stock-based compensation awards. Additionally, fiscal year 2000 includes approximately $0.8 million of expenses related to our review and consideration of potential business development opportunities. In fiscal 1999 and prior years, the Company capitalized costs associated with potential new gaming projects until (i) the project was no longer considered viable and the costs were expensed, or (ii) the likelihood of the project was relatively certain and the costs were reclassified to pre-opening costs and expensed when operations commenced.

    OTHER FACTORS AFFECTING RESULTS OF OPERATIONS--During fiscal year 2000, a newly formed subsidiary of Harveys Casino Resorts entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which the newly formed subsidiary would acquire by merger all the outstanding capital stock of Pinnacle Entertainment (the "Harveys/Pinnacle merger"). Consummation of the Harveys/Pinnacle merger was subject to, among other things, regulatory approvals in the various jurisdictions in which Harveys and Pinnacle conduct gaming operations, completion of financing for the transaction and satisfaction of other conditions precedent. The Harveys/Pinnacle merger was not consumated in fiscal year 2000 and, in January 2001, the Company announced that the proposed Harveys/Pinnacle merger transaction had been terminated by mutual agreement of the parties. Consequently, the Company recognized charges of approximately $9.9 million in fiscal year 2000 related to the terminated Harveys/Pinnacle merger. Results for fiscal 1999 include the effects of costs related to the Colony/Harveys merger and consent fees paid to the Company's note holders. Such costs and fees aggregated to approximately $19.9 million.

    In the second quarter of fiscal 2000, we reviewed our business development plans as they related to a proposed resort in Salisbury Beach, Massachusetts. As a result of that review, we abandoned the project and wrote-off approximately $1.3 million of real estate options and architectural designs. In the second quarter of fiscal 1999, we decided not to pursue our business development plans in Las Vegas, Nevada and wrote-off approximately $2.0 million of costs we had previously deferred. That write-off and other minor business development charges amounted to approximately $2.2 million for fiscal 1999.

    Depreciation and amortization expense for fiscal 2000 increased approximately $11.9 million to $38.1 million. Approximately $7.8 million of this increase was attributable to the amortization of the cost in excess of net assets acquired as a result of the Colony/Harveys merger and the acquisition of the net assets of Bluffs Run Casino. The balance of the increase for fiscal 2000 was primarily the result of the change in the accounting basis for property and equipment brought on by the merger and the acquisition.

    As a result of the Colony/Harveys merger financing and the 100% financing of the Bluffs Run Casino acquisition, our average long-term debt during fiscal 2000 was substantially higher than during fiscal 1999. Consequently, our interest expense, net of interest income, increased by approximately $10.9 million to $37.7 million.

    Effective December 1, 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The provisions of this accounting pronouncement require costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) to be expensed as incurred. The initial effect upon adoption is reported as the cumulative effect of a change in accounting principle. As required, we wrote-off all capitalized pre-opening costs as of December 1, 1999. These costs included previously deferred organization and licensing costs. The write-off resulted in a charge of approximately $3.1 million, net of an income tax benefit of approximately
$1.4 million.

    Some portion of the Colony/Harveys merger-related expenses are not tax deductible. This reduced the effective tax rate applied to our loss for the period prior to the merger (December 1, 1998 through February 1, 1999) to approximately 24 percent. The reduced tax rate applied to our loss had the effect of reducing the tax benefit we expect from the pre-merger period loss by approximately $2.4 million, resulting in an effective tax rate for fiscal 1999 of 90.7% compared to a more normal effective rate of 41.7% for fiscal 2000.

FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30,
  1998

    Meaningful comparisons of our overall financial results for fiscal 1999 and 1998 can be difficult because of the recognition of business development write-offs, the consent fee and costs related to the Colony/Harveys merger and the extraordinary loss on the early retirement of debt. The following summary discussion of our consolidated financial results excludes the effects of those charges from all periods. Our fiscal 1999 results were also affected by our October 6, 1999 acquisition of the net assets of Bluffs Run Casino and our subsequent management of that facility.

    Our consolidated net revenues for fiscal year 1999 were $340.3 million, a $30.8 million, or 9.9% improvement over the prior year. Bluffs Run Casino provided $18.8 million of the net revenue growth. On a same-store comparison, net revenues improved by $12.0 million, or 3.9%, over net revenues for fiscal 1998. Substantial growth in net revenues from our Lake Tahoe property in the first quarter of fiscal 1999, along with moderate growth for the balance of the year and the continuing strong revenues from our Council Bluffs operations more than offset declines from our Central City property. Our operating income, excluding our business development write-offs, the consent fee and costs related to the Colony/Harveys merger, was $54.0 million for fiscal 1999. Excluding the contribution from Bluffs Run Casino, operating income amounted to $50.2 million. This was an improvement of $3.0 million, or 6.4%, over the prior year.

    LAKE TAHOE, NEVADA. Our net revenues from Lake Tahoe for the year ended November 30, 1999 amounted to $140.5 million, an increase of $7.1 million, or 5.3%, over our net revenues recorded for fiscal 1998. All operating areas experienced revenue improvements, primarily as a result of strong first quarter wagering volume and hotel occupancy. Our Lake Tahoe operating profit of $26.5 million for fiscal 1999 improved by $2.8 million, or 11.7%, as a result of our improved first and fourth quarters.

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

    We constructed a new parking facility at our Council Bluffs property that offers 1,630 parking spaces and features climate-controlled access to the adjacent casino. We opened the new parking facility ahead of schedule in early October 1999.

    BLUFFS RUN CASINO. Our purchase of the net assets of Bluffs Run Casino on October 6, 1999 and the subsequent management of the operations of that property, provided net revenues for the 56 days ended November 30, 1999 of $18.8 million and operating profit of $3.9 million.

    CENTRAL CITY, COLORADO. Our net revenues from Central City for the year ended November 30, 1999 amounted to $56.8 million, a decrease of $5.7 million, or 9.1%, from our net revenues recorded in fiscal 1998. Approximately
$5.8 million of revenue decline was in our casino revenues and was principally the result of the opening of new competition in Black Hawk in mid to late 1998. Our Central City operating profit of $10.1 million declined $4.0 million, or 28.3%, principally as a result of the decline in our casino revenues and profits and an increase in marketing and advertising expenditures in response to the new competition.

    OTHER FACTORS AFFECTING RESULTS OF OPERATIONS--Our results for the year ended November 30, 1999 were affected by several other factors, including: the write-off of certain business development costs, increases in depreciation and amortization, decreases in corporate expenses, increases in interest expense, consent fees, costs related to the Colony/Harveys merger, an extraordinary loss on the early retirement of debt, and changes in our effective tax rate.

    In the second quarter of fiscal 1999, we decided not to pursue our current business development plans in Las Vegas, Nevada and wrote off approximately
$2.0 million of costs we had previously deferred. This write-off and other minor business development charges amounted to approximately $2.2 million for fiscal 1999.

    Depreciation and amortization expense for fiscal 1999 increased approximately $5.4 million to $26.2 million. Approximately $3.0 million of this increase was attributable to the write-off of the cost in excess of net assets acquired as a result of the Colony/Harveys merger and the October 1999 acquisition of the net assets of Bluffs Run Casino. The balance of the increase for fiscal 1999 was primarily the result of the change in the accounting basis for property and equipment brought on by the Colony/Harveys merger and the acquisition of the net assets of Bluffs Run Casino.

    Our corporate expense for fiscal 1999 amounted to approximately
$9.8 million, excluding depreciation and amortization, compared to approximately $12.0 million for the fiscal 1998 period. The savings were principally the result of the elimination of our long-term incentive plan, the elimination of compensation paid to non-employee members of our board of directors and the reduction in the amount of expense we recognize in relation to our pension and postretirement benefit plans. These eliminations and reductions were a result of the Colony/Harveys merger.

    As a result of the Colony/Harveys merger financing and the financing of the Bluffs Run Casino acquisition, our debt and fixed charge obligations increased. In February 1999, we assumed $172 million that an affiliate of Colony Capital had borrowed to partially finance the Colony/Harveys merger. Subsequently, we used our available short-term cash equivalent investments to repay a portion of the borrowings. In October 1999, we financed 100% of the Bluffs Run Casino acquisition and related closing and transaction costs. Consequently we experienced a decrease in our interest income and an increase in our interest expense. For fiscal 1999, our net interest expense was approximately
$26.8 million versus approximately $15.6 million for the prior year.

    Our results for fiscal 1999 were also diminished by the effects of consent fees and costs related to the Colony/Harveys merger of approximately
$19.9 million incurred at the time of the merger.

    In connection with the Colony/Harveys merger, our existing credit agreement was retired. Upon retirement, we expensed all unamortized loan fees and other financing costs related to the prior credit agreement. That expense of approximately $869,000, net of tax of $275,000, was included as an extraordinary item in our results for fiscal 1999.

    Some portion of the Colony/Harveys merger-related expenses are not tax deductible. This reduced the effective tax rate applied to our loss for the period prior to the merger (December 1, 1998 through February 1, 1999) to approximately 24%. The reduced tax rate applied to our loss had the effect of reducing the tax benefit from the pre-merger period loss by approximately $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of cash during fiscal 2000 was approximately
$52.7 million of cash flow from operations, compared to approximately
$42.1 million of aggregate cash flow from operations in the prior year. We expended approximately $18.6 million on capital improvements and replacements, paid approximately $2.2 million of construction payables on our parking structure at Harveys Casino Hotel in Council Bluffs and reduced our outstanding indebtedness under our credit facility by approximately $35.5 million.

    Our cash and cash equivalents decreased by $3.9 million, from $32.5 million at November 30, 1999 to $28.6 million at November 30, 2000. Additionally, our outstanding debt decreased from $393.9 million at the end of fiscal 1999 to $358.4 million at November 30, 2000, excluding the unamortized premium on our senior subordinated notes. Our debt at November 30, 2000 consisted of $150 million of senior subordinated notes and $208.4 million outstanding under our credit facility.

    In addition to our debt, we were obligated at November 30, 2000 for an aggregate of approximately $70.2 million on our outstanding 13 1/2% Senior Redeemable Convertible Cumulative Series A and Series B Preferred Stock and the unpaid dividends accrued thereon. On February 1, 2001, the holders of our Series A Preferred Stock and the holders of our Series B Preferred Stock elected to convert all of the outstanding preferred stock to corresponding shares of Class A (voting) Common Stock and Class B (nonvoting) Common Stock of the Company. In connection with the conversion, the Company elected to satisfy the accrued and unpaid dividends on the preferred stock by issuing additional shares of corresponding Class A Common Stock and Class B Common Stock.

    At November 30, 2000, we also had approximately $48.5 million of standby letters of credit outstanding, including a $45.0 million irrevocable letter of credit to support contingent consideration of up to $50.0 million which may be due as part of the consideration paid for the net assets of Bluffs Run Casino. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa in November 2002.

    Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis, beginning August 31, 2000. Given our outstanding balance at November 30, 2000 and our anticipated sources and uses of cash, we do not expect to be subject to any mandatory principal payment requirements during the next twelve months. Interest on borrowings outstanding under the credit facility are payable, at our option, at either the London Inter-Bank Offering Rate ("LIBOR") or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA. The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

    Our senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. Interest on the senior subordinated notes is payable semi-annually on June 1 and December 1 of each year. The senior subordinated notes mature on June 1, 2006. The senior subordinated notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest, to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. The indenture contains certain covenants that impose limitations on, among other things, incurrence of additional indebtedness, the payment of dividends, the repurchase of capital stock and the making of certain other restricted payments and restricted investments (as defined in the indenture), mergers, consolidations and sales of assets by the Company, the creation or incurrence of liens on the assets of the Company, and transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture.

    As of November 30, 2000, we were in compliance with the covenants under the credit facility and the indenture.

    At the end of fiscal 2000, we had approximately $71.4 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $28.6 million.

    We anticipate expending approximately $16.6 million for capital expenditures and property improvements in fiscal 2001. It is anticipated that a significant portion of the proposed Mid America Recreation and Convention Complex development would be funded through a new state program called "Vision Iowa", a fund set aside for large-scale tourism oriented projects in Iowa cities. Vision Iowa funding is required to be matched with private and public contributions. If the Mid America Recreation and Convention Complex application to Vision Iowa for funding is granted, we are committed to contribute $6.9 million in cash contributions and loans pursuant to a memorandum of understanding among Harveys, the City of Council Bluffs and certain Iowa nonprofit foundations. Our funding in that event would most likely occur in fiscal 2001. We paid cash for approximately $2.0 million of the $9.9 million of costs incurred in connection with the terminated Harveys/Pinnacle merger in fiscal 2000. We expect to pay the balance, approximately $7.9 million, and to pay any such costs incurred in fiscal 2001, in the first quarter of fiscal 2001. We believe that our existing cash and cash equivalents, cash flows for operations and our borrowing capacity under the credit facility will be sufficient to meet the cash requirements of our existing operations for at least the next twelve months, debt service requirements and those expenditures described above. We currently believe that cash requirements of our existing operations beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course, which we expect to be met by then-existing cash, cash flows from operations and borrowing capacity under the credit facility. Other than the $50 million contingent payment which may become due after the vote on the referendum in Pottawattamie County, Iowa in November 2002 and certain obligations to a former shareholder and executive officer (see--Item 11. EXECUTIVE COMPENSATION--Employment Contracts and Change of Control Arrangements), we do not currently anticipate incurring material capital expenditures, balloon or other extraordinary payments on long-term obligations or any other extraordinary demands or commitments beyond the next twelve months. We do not expect to pay cash dividends on our common stock because of, among other reasons, restrictions in the credit facility and the indenture on the payment of cash dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at November 30, 2000 was approximately $208.4 million, subject to a weighted-average interest rate of 8.59%. Assuming an identical outstanding balance, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $2.1 million.

    We entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on November 30, 2000 was approximately $34.3 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBO rate was capped at 7.5 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.50 percent. We may use additional derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

    At November 30, 2000, the fair value of the Company's fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $5.6 million of unamortized premium on the senior subordinated notes, and the fair value of the Company's fixed rate preferred stock, were sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at November 30, 2000 would have decreased the fair value of our fixed rate long-term debt by approximately $13.8 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at November 30, 2000 by approximately $16.8 million. A hypothetical immediate 100 basis point increase in interest rates would have decreased the fair value of our fixed rate preferred stock by approximately
$4.7 million at November 30, 2000. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our preferred stock by approximately $5.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 46.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 12, 1999, Deloitte & Touche LLP, who had previously been engaged as the principal accountant to audit the consolidated financial statements of Harveys Casino Resorts was dismissed as the Company's independent accountant. The decision to change accountants was recommended by the Board of Directors of the Company.

    Deloitte & Touche LLP's reports on the financial statements of the Company for each of the past two fiscal years preceding the change in accountants did not contain an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles.

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

    During the Company's most recent two fiscal years preceding the change in accountants there were no "reportable events" as listed in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

    On March 12, 1999, Ernst & Young LLP was selected as the principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The table below sets forth the director and executive officers of the Company as of the date hereof:

NAME                             AGE                              POSITION
----                           --------                           --------
Thomas J. Barrack, Jr........     53      Chairman of the Board of Directors, President and Chief
                                            Executive Officer--Office of the Chief Executive
                                            Officer
Wade W. Hundley..............     35      Executive Vice President--Office of the Chief Executive
                                          Officer
John J. McLaughlin...........     45      Senior Vice President, Chief Financial Officer, Secretary
                                          and Treasurer--Office of the Chief Executive Officer
Gary D. Armentrout...........     53      Senior Vice President--Business Development and
                                          Government Relations
James J. Rafferty............     45      Senior Vice President--Corporate Marketing
John R. Bellotti.............     43      Senior Vice President of Human Resources
Edward B. Barraco............     56      Senior Vice President and General Manager--Harveys Wagon
                                            Wheel
William R. Stephens..........     52      Senior Vice President and General Manager--Harveys Resort
Verne H. Welch, Jr...........     63      Senior Vice President and General Manager--Harveys Casino
                                            Hotel
Daniel J. Roy, Jr............     41      Senior Vice President of Operations

    THOMAS J. BARRACK, JR. serves as Chairman of the Board of Directors of the Company. Mr. Barrack became a director at the effective time of the Colony/Harveys merger, February 2, 1999, pursuant to an Agreement and Plan of Merger dated as of February 1, 1998 and was appointed Chairman of the Board at that time. On January 31, 2001, Mr. Barrack also became President and Chief Executive Officer and, together with Messrs. Hundley and McLaughlin, composes the Office of the Chief Executive Officer. Mr. Barrack is the manager and sole member of Colony HCR Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital LLC and Colony Advisors, Inc. since August 1997. Colony Capital and Colony Advisors, Inc. are international real estate investment and management firms. Mr. Barrack served as President of Colony Capital and Colony Advisors, Inc. from August 1992 and September 1991, respectively, until August 1997. Mr. Barrack is a Director of Continental Airlines, Inc. (commercial airline); Public Storage, Inc. (developer, owner and operator of self-storage facilities); Kennedy-Wilson, Inc. (worldwide real estate marketing, brokerage and investment services company); and MegaWorld, Inc. (company involved in the construction and fabrication of modular structures, primarily for the energy, transportation and telecommunications industries, and the domestic telecommunications services business).

    WADE W. HUNDLEY currently serves as Executive Vice President of the Company and, as of January 31, 2001, together with Messrs. Barrack and McLaughlin, composes the Office of the Chief Executive Officer. Prior to his appointment as Executive Vice President on December 1, 2000, Mr. Hundley served as a principal of Colony Capital, where he was responsible for the identification, evaluation and consummation of new investments, concentrating on the firm's corporate investments in real-estate dependent operating companies. For the past four years, Mr. Hundley has been focused on Colony Capital's investments in the gaming industry, where he played a lead role in structuring and negotiating the Colony/Harveys merger. Previously, Mr. Hundley served as an asset manager with Colony Advisors from May 1993 to January 1995, where he was responsible for the management of the firm's land portfolio and non-performing loans.

    JOHN J. MCLAUGHLIN serves as Senior Vice President, Chief Financial Officer, Secretary and Treasurer and, as of January 31, 2001, together with Messrs. Barrack and Hundley, composes the Office of the Chief Executive Officer. He was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in March 1996. Mr. McLaughlin became Secretary of the Company as of the date of the Colony/Harveys merger, February 2, 1999. He joined the Company in September 1995 as Chief Financial Officer. Mr. McLaughlin is a Certified Public Accountant.

    GARY D. ARMENTROUT serves as Senior Vice President--Business Development and Government Relations. He has served as Senior Vice President--Business Development and Government Relations of the Company since May 1995. In this position he has been responsible for identifying and pursuing the development of new projects for the Company.

    JAMES J. RAFFERTY serves as Senior Vice President--Corporate Marketing. He was appointed Corporate Vice President of Marketing of the Company in December 1995 and was promoted to Senior Vice President of Corporate Marketing in June 1997. Mr. Rafferty served as Vice President, Marketing--Lake Tahoe from January 1992 to December 1995.

    JOHN R. BELLOTTI serves as Senior Vice President of Human Resources. He was appointed Corporate Vice President of Human Resources of the Company in
August 1997 and was promoted to Senior Vice President of Human Resources in December 1999. Prior to joining the Company in August 1997, Mr. Bellotti was employed by Hyatt Hotels Corporation, serving most recently as Assistant Vice President of Human Resources from 1993 to 1997.

    EDWARD B. BARRACO serves as Senior Vice President and General
Manager--Harveys Wagon Wheel. He has served as the Company's Senior Vice President and General Manager--Harveys Wagon Wheel since July 1995. From February 1992 to July 1995, Mr. Barraco served as Assistant General Manager-- Lake Tahoe.

    WILLIAM R. STEPHENS serves as Senior Vice President and General Manager--Harveys Resort. He was appointed Senior Vice President and General Manager--Harveys Resort in May 1999. Prior to assuming his current position, Mr. Stephens was employed by the Hard Rock Hotel and Casino in Las Vegas in 1993 where he served as director of casino operations through the opening in 1995 until 1997 when he was promoted to the vice president of casino operations.

    VERNE H. WELCH, JR. serves as Senior Vice President and General Manager--Harveys Casino Hotel. He has served as Senior Vice President and General Manager--Harveys Casino Hotel since September 1995. Prior to moving to the Council Bluffs property, Mr. Welch served as Senior Vice President and General Manager--Lake Tahoe from November 1993 to September 1995.

    DANIEL J. ROY, JR. currently serves as Senior Vice President of Operations. In this position, he is responsible for all operations at Harveys Casino Hotel and Bluffs Run Casino. Mr. Roy was named Vice President of Casino Operations for Harveys Casino Hotel in December 1997 and was promoted to Vice President of Operations in September 1999 before assuming his current position in October 1999. Prior to December 1997, Mr. Roy was employed at the Hard Rock Hotel and Casino in Las Vegas, Nevada. He was a member of the management team that opened that property in March 1995.

    Mark Hedstrom, Chief Financial Officer of Colony Capital, serves as a non-voting observer on the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based solely on our review of the copies of the forms we received, we believe that all our executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 2000 except as follows: Kelvin L. Davis, a former director of the Company, was late filing one report on Form 4 relating to a change in beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation earned by the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company. The compensation set forth is for services rendered to the Company in all capacities during the last three fiscal years ended November 30, 2000 (the five individuals are referred to in this report as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                 LONG-TERM AWARDS
                             -----------------------------------   -------------------------------------------------------------
                              YEAR ENDED                           RESTRICTED    SECURITIES
                             NOVEMBER 30,                             STOCK      UNDERLYING       LTIP            ALL OTHER
NAME AND PRINCIPAL POSITION      2000       SALARY($)   BONUS($)   AWARD($)(1)   OPTIONS(#)   PAYOUTS($)(2)   COMPENSATION($)(3)
---------------------------  ------------   ---------   --------   -----------   ----------   -------------   ------------------
Charles W. Scharer(4) .          2000        560,385    373,327      642,050           --              --           26,271
  President and Chief            1999        520,000    520,000      522,033       36,360       1,210,795           20,313
  Executive Officer and          1998        467,500    448,800           --           --         118,034           17,400
  Director

John J. McLaughlin .....         2000        328,808    156,309      428,033           --              --            5,100
  Senior Vice President,         1999        294,077    222,358      348,022       24,240         392,744            4,800
  Chief Financial Officer,       1998        250,000    179,250           --           --              --            4,800
  Treasurer and Secretary

Gary D. Armentrout .....         2000        242,885     92,031       78,799        1,818              --            5,100
  Senior Vice                    1999        240,000    129,600      174,011        9,090         354,475            4,800
  President--Business            1998        236,359    128,510           --           --              --            4,800
  Development and
  Government Relations

William R. Stephens ....         2000        243,849    138,491      195,674        3,030              --            6,368
  Senior Vice President and      1999        112,308    109,200      174,011        9,090              --            1,385
  General Manager--Harveys       1998             --         --           --           --              --               --
  Resort

Verne H. Welch, Jr. ....         2000        259,615     60,698      261,892        4,040              --           35,804
  Senior Vice President and      1999        213,077    135,775      174,011        9,090         301,583           29,649
  General Manager--Harveys       1998        201,194    125,931           --           --          45,422           25,331
  Casino Hotel

--------------------------

(1) The fiscal year 2000 awards were calculated at $33.109 per share, the estimated fair market value of a share of the Company's common stock on the date of grant, June 1, 2000. The fiscal year 1999 awards were calculated at $19.1431 per share, the estimated fair market value of a share of the Company's common stock on the date of grant, February 2, 1999. The
    November 30, 2000 fiscal year-end aggregate holdings and the dollar value (calculated at $43.42 per share, the estimated fair market value of a share of the Company's common stock at November 30, 2000) were, in the case of Mr. Scharer, 46,662 shares and $2,026,064; in the case of Mr. McLaughlin, 31,108 shares and $1,350,709; in the case of Mr. Armentrout, 11,470 shares and $498,027; in the case of Mr. Stephens, 15,000 shares and $651,300; and, in the case of Mr. Welch, 17,000 shares and $738,140.

    The fiscal year 1999 awards vest as to 20% on each of the first five anniversaries of the date of grant, February 2, 1999 (May 7, 1999 for Mr. Stephens). The fiscal year 2000 awards vest as to 20% on each of the first five anniversaries of February 2, 1999. However, none of the fiscal year 2000 awards shall vest unless certain financial performance targets for Bluffs Run Casino are met for fiscal years ending November 30, 2001 and 2002 (the target for fiscal year 2000 was achieved). Further, all of the fiscal 2000 awards are subject to forfeiture if the required referendum on the continuation of gaming at pari-mutuel racetracks, to be decided by the voters of Pottawattamie County, Iowa in 2002, is not approved. In the event of a change in control of the Company, 100% of the restricted stock shall vest in full. Additionally, in the event of a Named Executive Officers termination, any of the fiscal year 2000 awards that might have otherwise vested would be subject to special forfeiture provisions affecting either 1/3 or 2/3 of the vested shares, depending on the timing and circumstances of the termination. Under certain conditions, as the fiscal year 1999 and 2000 awards vest, the restricted shares may be canceled and an equivalent number of deemed shares created under a deferred compensation arrangement, under which the Company may be obligated to the Named Executive Officer for the fair market value of the deemed shares. With respect to the restricted stock awards granted to Mr. McLaughlin, in the event he is terminated without cause or terminates for good reason, his restricted stock awards will be accelerated.

    In the event that the Company distributed dividends to its stockholders, the Named Executive Officers would be entitled to receive dividends on all of their restricted shares or be credited with a dividend equivalent on any deemed shares under the deferred compensation agreement.

(2) In fiscal year 1994, the Company adopted a long-term incentive plan. At the effective time of the Colony/Harveys merger, the plan was terminated and the participants, including the Named Executive Officers, each received a lump sum payment at maximum value.

(3) Amounts include the Company's 401(k) Plan contributions, payments of term life insurance premiums and above-market rate interest earned on deferred compensation. In fiscal 2000, the Company's 401(k) Plan contributions were $5,100 for each of Mr. Scharer, Mr. McLaughlin, Mr. Armentrout and
    Mr. Welch, and $5,562 for Mr. Stephens. In fiscal 2000, the Company paid a premium of $1,300 on a term life insurance policy insuring the life of Mr. Scharer. In fiscal 2000, the above-market rate interest earned by Mr. Scharer, Mr. Stephens and Mr. Welch on deferred compensation amounted to $19,871, $806 and $30,704, respectively.

(4) Effective as of January 2, 2001, Mr. Scharer resigned as a member of the board of directors of the Company and, effective January 31, 2001, Mr. Scharer resigned from his positions as President and Chief Executive Officer of the Company and from all other positions and memberships with the Company or any of its subsidiaries. (See--Employment Contracts and Change of Control Arrangements, below).

OPTION GRANTS

    The tables below set forth certain information regarding options granted to the Named Executive Officers during fiscal year 2000:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                    --------------------------------------------------------      VALUE AT ASSUMED
                                    NUMBER OF    PERCENTAGE OF                                  ANNUAL RATES OF STOCK
                                      SHARES     TOTAL OPTIONS                                 PRICE APPRECIATION FOR
                                    UNDERLYING    GRANTED TO                                         OPTION TERM
                                     OPTIONS     EMPLOYEES IN    PRICE EXERCISE   EXPIRATION   -----------------------
NAME                                 GRANTED      FISCAL YEAR      ($/SHARE)         DATE       5%($)          10%($)
----                                ----------   -------------   --------------   ----------   --------       --------
Charles W. Scharer................       --            --                --       --                --             --
John J. McLaughlin................       --            --                --       --                --             --
Gary D. Armentrout................    1,818          4.15            33.109       5/26/2010     37,855         95,931
William R. Stephens...............    3,030          6.91            33.109       5/26/2010     63,091        159,885
Verne H. Welch, Jr................    4,040          9.22            33.109       5/26/2010     84,121        213,180

    All options granted in fiscal year 2000 were granted with an exercise price of no less than fair market value on the date of grant. The 2000 option grants vest as to 20% of the underlying shares on each of the first five anniversaries of February 2, 1999, regardless of whether the optionee is employed by the Company as of any such date. The 2000 option grants are also subject to special forfeiture provisions similar to the special forfeiture provisions applicable to the awards of restricted stock. In the event of a change in control of the Company prior to the optionee's termination of employment with the Company, the 2000 option grants shall immediately vest and become exercisable as to 100% of the underlying shares. The term of the 2000 option grants are for ten years, unless earlier terminated. With respect to the option granted to Mr. McLaughlin, in the event he is terminated without cause or terminates for good reason, his option will be accelerated.

OPTION EXERCISES AND HOLDINGS

    The table below sets forth information concerning the exercise of options during the fiscal year ended November 30, 2000 and unexercised options held at the end of the year by the Named Executive Officers.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUE

                                                                  NUMBER OF SHARES
                                                                     UNDERLYING               VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS AT
                                SHARES                           AT FISCAL YEAR END         AT FISCAL YEAR END($)(1)
                              ACQUIRED ON     AGGREGATE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------------   -----------   -------------   -----------   -------------
Charles W. Scharer(2).......          --             --         7,274         29,086        $169,921       $679,449
John J. McLaughlin..........          --             --         4,848         19,392        $113,249       $452,997
Gary D. Armentrout..........          --             --         2,182          8,726        $ 46,222       $184,866
William R. Stephens.........          --             --         2,424          9,696        $ 48,717       $194,868
Verne H. Welch, Jr..........          --             --         2,626         10,504        $ 50,800       $203,199

------------------------

(1) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the options.

(2) On January 4, 2001, Mr. Scharer entered into a separation agreement with the Company pursuant to which 80% of his options were exchanged for future payments and 20% of his options were canceled without payment. See "ITEM 11. EXECUTIVE COMPENSATION--Employment Contracts and Change of Control Arrangements."

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

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE
                              (SEVEN YEAR VESTING)

                                     ESTIMATED VESTED ANNUAL BENEFITS AT AGE 65 FOR
                                           REPRESENTATIVE YEARS OF SERVICE($)
AVERAGE BASE COMPENSATION         ----------------------------------------------------
FOR FINAL FIVE YEARS($)              3          4          5          6          7
-------------------------         --------   --------   --------   --------   --------
125,000.........................   12,500     25,000     37,500     50,000     62,500
150,000.........................   15,000     30,000     45,000     60,000     75,000
175,000.........................   17,500     35,000     52,500     70,000     87,500
200,000.........................   20,000     40,000     60,000     80,000    100,000
225,000.........................   22,500     45,000     67,500     90,000    112,500
250,000.........................   25,000     50,000     75,000    100,000    125,000
300,000.........................   30,000     60,000     90,000    120,000    150,000
400,000.........................   40,000     80,000    120,000    160,000    200,000
450,000.........................   45,000     90,000    135,000    180,000    225,000
500,000.........................   50,000    100,000    150,000    200,000    250,000

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE
                               (20 YEAR VESTING)

                                            ESTIMATED VESTED ANNUAL BENEFITS AT AGE 65
                                              FOR REPRESENTATIVE YEARS OF SERVICE($)
AVERAGE BASE COMPENSATION                  ---------------------------------------------
FOR FINAL FIVE YEARS($)                        5          10          15          20
-------------------------                  ---------   ---------   ---------   ---------
125,000..................................   15,625       31,250      46,875      62,500
150,000..................................   18,750       37,500      56,250      75,000
175,000..................................   21,875       43,750      65,625      87,500
200,000..................................   25,000       50,000      75,000     100,000
225,000..................................   28,125       56,250      84,375     112,500
250,000..................................   31,250       62,500      93,750     125,000
300,000..................................   37,500       75,000     112,500     150,000
400,000..................................   50,000      100,000     150,000     200,000
450,000..................................   56,250      112,500     168,750     225,000
500,000..................................   62,500      125,000     187,500     250,000

    Plan benefits are based on a percentage of average base compensation earned during the participant's last five years of service without regard to years of service. Base compensation is the participant's annual salary (but not bonuses or incentive compensation), which is the same as compensation depicted as salary in the Summary Compensation Table. Benefits are generally computed as a straight-line annuity, and are not subject to any deduction for social security benefits. Participants are entitled to receive benefits upon attaining age 65 and having become vested. The seven year vesting plan presently covers approximately 19 current or former executive employees. The 20 year vesting plan, for those who began participation after October 1, 1994, covers approximately 8 executive employees. Participants in the seven year vesting plan become 20% vested after having accumulated at least three years of service with the Company and vesting continues in 20% increments each year thereafter, with 100% vesting occurring upon completion of seven years of service. Participants in the 20 year vesting plan become 25% vested after having accumulated at least five years of service with the Company and vesting continues in 5% increments each year thereafter, with 100% vesting occurring upon completion of 20 years of service. Participants do not become fully vested simply upon attainment of age 65. Amounts shown for seven years or 20 years of service in the respective tables above represent the maximum annual payments a participant may receive. Benefits under the Supplemental Executive Retirement Plan are payable for a period of 15 years.

    Prior to the Colony/Harveys merger, Mr. Scharer was fully vested under the terms of the seven year vesting plan and Mr. McLaughlin had approximately three years of credited service under the terms of the twenty year vesting plan. Upon consummation of the Colony/Harveys merger, the rights of Mr. Scharer and Mr. McLaughlin to participate in the Supplemental Executive Retirement Plan were terminated, and they received lump sum payments in connection therewith.

    Mr. Welch is fully vested under the terms of the seven year plan, Mr. Armentrout and Mr. Stephens have approximately five and one-half years and one and one-half years, respectively, of credited service under the 20 year vesting plan.

COMPENSATION OF DIRECTORS

    Currently, members of our board of directors do not receive any compensation for their services as members of our board or any committee thereof.

    Directors who are also employees may be eligible to participate in the Company's employee incentive plans.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

    On January 4, 2001, Mr. Scharer and the Company entered into a separation agreement whereby Mr. Scharer resigned from his positions as President and Chief Executive Officer of the Company and from all other positions and memberships with the Company or any of its subsidiaries, all effective as of January 31, 2001.

    Under the terms of the severance agreement and the amended and restated employment contract, Mr. Scharer received: (i) a lump sum payment, equal to twice his base salary and annual target bonus, (ii) a special retention bonus payment, (iii) a lump sum payment in satisfaction of amounts due as the result of the termination of his participation in a supplemental executive retirement plan at the time of the Colony/Harvey merger and subject to a deferred compensation agreement, (iv) all accrued and unpaid base salary at the time of his termination, and (v) payments under a non-qualified deferred compensation plan.

    Additionally, Mr. Scharer is entitled to receive annual payments, beginning in 2002, not to exceed $1.0 million, plus interest at the annual rate of 12%, in exchange for 80% of the restricted stock awards and stock options granted to Mr. Scharer pursuant to a 1999 award agreement (the remaining 20% to be canceled without payment), and in exchange for 80% of the restricted incentive stock awards granted to Mr. Scharer pursuant to a 2000 award agreement (the remaining 20% to be canceled without payment), provided that the performance criteria set out in the 2000 award agreement are met and the referendum on the continuation of gaming at pari-mutuel racetracks is passed by the voters of Pottawattamie County, Iowa in 2002.

    Mr. Scharer is entitled to the continuation of his benefits, as defined in the amended and restated employment contract, for the two year period following his termination.

    John J. McLaughlin and the Company entered into an employment contract at the effective time of the Colony/Harveys merger, February 2, 1999. On that date, Mr. McLaughlin was also appointed Secretary of the Company. On April 28, 2000, in contemplation of the potential Harveys/Pinnacle merger, Mr. McLaughlin and the Company entered into an amended and restated employment contract. As
Mr. McLaughlin was named to the Office of the Chief Executive Officer, an additional amendment to his employment contract will be undertaken in the near future to reflect the revised terms of his employment. Mr. McLaughlin serves as Senior Vice President, Chief Financial Officer and Treasurer under the new employment contract with the Company. Mr. McLaughlin also continues to serve as Secretary of the Company. The term of the new contract terminates on February 2, 2004; provided that the term will be automatically extended for one-year periods unless prior written notice not to extend the term is provided at least six months prior to the expiration of the term. The new contract provides that Mr. McLaughlin's maximum annual bonus will not be less than $165,000. In February 2001, Mr. McLaughlin received a retention bonus of $250,000 upon the abandoment of the Harveys/Pinnacle merger. The contract is terminable at any time (upon 30 days' prior written notice) by Mr. McLaughlin or the Company. If the contract is terminated by the Company other than for cause, or by Mr. McLaughlin for good reason, Mr. McLaughlin is entitled to receive a lump sum payment in an amount equal to the sum of his then base salary and his annual target bonus increased by a multiplier as well as certain other benefits (including acceleration of vesting with respect to Mr. McLaughlin's restricted stock awards and stock options) for a period following termination. To the extent applicable, Mr. McLaughlin will be entitled to a gross-up payment for excise taxes under Section 4999 of the Code as well as for taxes imposed on the gross-up payment. In fiscal year 2000, the Company also granted to Mr. McLaughlin a restricted stock award consisting of 130 shares of Class A Common Stock and 12,798 shares of Class B Common Stock, subject in all respects to the Company's 1999 Omnibus Stock Incentive Plan, a Restricted Stock Agreement between Mr. McLaughlin and the Company dated May 26, 2000 and a Stockholder Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    Wade Hundley serves as Executive Vice President under an employment agreement with the Company effective as of December 1, 2000. The term of the agreement runs through December 1, 2003; provided that the term will be automatically extended for one-year periods unless prior written notice not to extend the term is provided at least six months prior to the expiration of the term. Mr. Hundley's annual salary established by the contract is $400,000, subject to annual review. As an inducement to employment, Mr. Hundley is entitled to (i) be paid a cash payment of $125,000 on January 2, 2001, (ii) a grant of 73 shares of Class A Common Stock and 7,293 shares of Class B Common Stock, free of all restrictions other than restrictions imposed by the Stockholder Agreement dated February 2, 1999, among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company and (iii) a special restricted stock award consisting of 60 shares of Class A Common Stock and 5,967 shares of Class B Common Stock, which shall vest as to 55.56% of the shares on February 2, 2001 and as to the remaining 44.44% of the shares on February 2, 2002. Mr. Hundley is also entitled to an interest bearing loan from the Company to pay the taxes in connection with his stock grant and special restricted stock award. The contract is terminable at any time (upon
30 days' prior written notice) by Mr. Hundley or the Company. If the contract is terminated by the Company for reason other than cause or by Mr. Hundley for good reason, Mr. Hundley is entitled to receive a lump sum payment in an amount equal to the lesser of (i) the sum of 200% of (x) thedleyIIn's his then base salary and (y) his deemed bonus of $100,000 on an annualized basis and (ii) the sum of

(x) his base salary otherwise payable through the expiration of the employment term and (y) the product of his deemed bonus multiplied by the number of months remaining in his employment term, as well as partial acceleration of vesting with respect to Mr. Hundley's option grant and the first restricted stock award (see below) and certain other benefits for a period following termination (of at least two years). Pursuant to the contract, the Company granted to Mr. Hundley
(i) two restricted stock awards, the first consisting of 210 shares of Class A Common Stock and 21,000 shares of Class B Common Stock and the second consisting of 151 shares of Class A Common Stock and 15,114 shares of Class B Common Stock and (ii) an option to purchase 280 shares of Class A Common Stock and 28,000 shares of Class B Common Stock, each subject in all respects to the Company's 1999 Omnibus Stock Incentive Plan. The first restricted stock award and the option vests as to 20% of the shares per year and the second restricted stock award vests upon attainment of certain financial performance targets. In the event of a change in control of the Company, Mr. Hundley's option grant shall immediately vest and become fully excercisable. Both the restricted stock awards and the option grant are subject to additional forfeiture provisions.

    Gary D. Armentrout serves as Senior Vice President, Business Development and Government Relations under an employment agreement with the Company effective as of June 30, 2000. The term of the agreement runs through June 30, 2001. The agreement is terminable at any time (upon 30 days notice) by the Company. If the agreement is terminated by the Company for reasons other than for cause, Mr. Armentrout is entitled to receive the full value of his salary and other benefits for the remainder of the agreement term. In fiscal year 2000, the Company also granted to Mr. Armentrout a restricted stock award consisting of 24 shares of Class A Common Stock and 2,356 shares of Class B Common Stock and a stock option to purchase 18 additional shares of Class A Common Stock and 1,800 additional shares of Class B Common Stock, each at a price of $33.109 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan, a Stock Option and Restricted Stock Agreement between Mr. Armentrout and the Company dated May 26, 2000 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    William R. Stephens serves as Senior Vice President and General Manager-Harveys Resort under an employment agreement with the Company effective as of May 7, 1999 and extending through May 6, 2001. The agreement is terminable at any time (upon 30 days notice) by Mr. Stephens or the Company. If the agreement is terminated by the Company for reasons other than cause, Mr. Stephens is entitled to receive the full value of his salary and other benefits for the lesser of (i) the remainder of the agreement term or
(ii) twelve months. In fiscal year 2000, the Company also granted to Mr. Stephens a restricted stock award consisting of 59 shares of Class A Common Stock and 5,851 shares of Class B Common Stock and a stock option to purchase 30 additional shares of Class A Common Stock and 3,000 additional shares of Class B Common Stock, each at a price of $33.109 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan, a Stock Option and Restricted Stock Agreement between Mr. Stephens and the Company dated May 26, 2000 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    Verne H. Welch, Jr. serves as Senior Vice President and General Manager-Harveys Casino Hotel under an employment agreement with the Company effective as of July 1, 1999. The term of the agreement runs through June 30, 2001. The agreement is terminable at any time (upon 30 days notice) by Mr. Welch or the Company. If the agreement is terminated by the Company for reasons other than cause, Mr. Welch is entitled to receive the full value of his salary and other benefits for the lesser of (i) the remainder of the agreement term or (ii) twelve months. In fiscal year 2000, the Company also granted to Mr. Welch a restricted stock award consisting of 79 shares of Class A Common Stock and 7,831 shares of Class B Common Stock and a stock option to purchase 40 additional shares of Class A Common Stock and 4,000 additional shares of Class B Common Stock, each at a price of $33.109 per share, subject in all respects to the Company's 1999 Omnibus Incentive Plan, a Stock Option and Restricted Stock Agreement between Mr.Welch and the Company dated May 26, 2000 and a Stockholders Agreement dated February 2, 1999 among the Company, Colony HCR Voteco, Colony Investors III and certain other security holders of the Company.

    The Company's Change of Control Plan provides for certain benefits in the event (i) executive officers of the Company (other than those composing the Office of the Chief Executive Officer) are terminated as a result of a change of control, (ii) the position of certain members of senior management has been restructured to involve demotion or other diminution of duties or responsibilities as a result of a change of control, or (iii) the compensation of certain members of senior management is materially reduced in anticipation of, or within 2 years of, a change of control. If such termination occurs, the Change of Control Plan provides for continuation of salary and benefits for a period of twenty-four (24) to thirty-six (36) months and, if applicable, (i) a lump sum payout at maximum of the sums payable for that year under the Management Incentive Plan ("MIP") and (ii) additional vesting credit under the Supplemental Executive Retirement Plan. Additionally, if following a change of control the MIP is terminated or amended to adversely affect a participant of the MIP, then such participant shall receive a lump sum payout at maximum for the fiscal year during which the termination or amendment occurred. Unless otherwise provided, the benefits payable under the Change of Control Plan shall be offset or shall offset any severance benefits payable under an individual's employment agreement with the Company.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Board of Directors has no compensation committee, however, during fiscal year 2000, John R. Bellotti, Senior Vice President of Human Resources and Mark Hedstrom, Chief Financial Officer of Colony Capital and a nonvoting observer on the Company's Board of Directors, reviewed executive officer compensation and made recommendations concerning executive officer compensation to Thomas J. Barrack, Jr., the Chairman of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of February 20, 2001, beneficial ownership of the Company's Class A Common Stock (the only class of voting securities of the Company) and Class B Common Stock by (i) all persons who are beneficial owners of more than five percent of the Class A or Class B Common Stock,
(ii) each director, (iii) the Named Executive Officers in each case who were serving as an executive officer on behalf of the Company at the end of the last fiscal year and (iv) all directors and executive officers, as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Class A Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated the business address of such persons is U.S. Highway 50 and Stateline Avenue, P.O. Box 128, Lake Tahoe, Nevada 89449. As of February 20, 2001, 68,876 shares of Class A Common Stock and 7,268,427 shares of Class B Common Stock were outstanding.

                                                           CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                                         -------------------------   -------------------------
                                                            SHARES                      SHARES
                                                         BENEFICIALLY   PERCENT OF   BENEFICIALLY   PERCENT OF
NAME OF BENEFICIAL OWNER                                    OWNED         CLASS         OWNED         CLASS
------------------------                                 ------------   ----------   ------------   ----------
Colony HCR Voteco, LLC
  1999 Avenue of the Stars, Suite 1200
  Los Angeles, California 90067........................     67,284         96.9%             --          --
Colony Investors III, L. P.
  1999 Avenue of the Stars, Suite 1200
  Los Angeles, California 90067........................         --           --       7,109,859        97.0%
Thomas J. Barrack, Jr.(1)..............................     67,284         96.9%      7,109,859        97.0%
Charles W. Scharer.....................................         --           --              --          --
John J. McLaughlin(2)..................................          *            *               *           *
Gary D. Armentrout(2)..................................          *            *               *           *
William R. Stephens(2).................................          *            *               *           *
Verne H. Welch, Jr.(2).................................          *            *               *           *
All directors and executive officers as a group
  (10 persons)(1)(2)...................................     69,281         99.7%      7,308,615        99.8%

--------------------------

*   Less than one percent.

(1) Mr. Barrack is the manager and sole member of Colony HCR Voteco, and thereby may be deemed to have beneficial ownership of the Class A Common Stock owned of record by Colony HCR Voteco. Mr. Barrack is also the controlling stockholder of the indirect general partner of Colony Investors III, and thereby may be deemed to have beneficial ownership of the Class B Common Stock owned of record by Colony Investors III. Mr. Barrack disclaims beneficial ownership of such shares of Class A Common Stock and Class B Common Stock.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes grants of options that are exercisable currently or within 60 days. Such options to acquire Class A Common Stock related to 96 shares, 44 shares, 30 shares, 52 shares and 405 shares in respect of Mr. McLaughlin, Mr. Armentrout, Mr. Stephens,
    Mr. Welch and all directors and executive officers as a group, respectively. Such options to acquire Class B Common Stock relate to 9,600 shares, 4,320 shares, 3,000 shares, 5,200 shares and 40,188 shares in respect of Mr. McLaughlin, Mr. Armentrout, Mr. Stephens, Mr. Welch and all directors and executive officers as a group, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On January 4, 2001, Mr. Scharer and the Company entered into a separation agreement whereby Mr. Scharer resigned from his positions as President and Chief Executive Officer of the Company, as a member of the board of directors of the Company and from all other positions and memberships with the Company or any of its subsidiaries, all effective as of January 31, 2001. See "ITEM 11. EXECUTIVE COMPENSATION--Employment Contracts and Change of Control Arrangements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements.

    The consolidated financial statements of the Company are set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 46.

    (2) Financial Statement Schedules.

    Schedules have been omitted because they are not applicable, are not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

    (3) Exhibits are set forth in the "EXHIBIT INDEX" on page 78.

    (b) Reports on Form 8-K filed during the last quarter of fiscal 2000.

    On November 15, 2000, we filed a Current Report on Form 8-K, under Item 5. Other Events, to report that two recently formed subsidiaries of the Company would commence cash tender offers and consent solicitations with respect to Harveys' senior subordinated notes as well as all senior subordinated notes issued by Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.). The tender offers and the consent solicitations related to the financing of the proposed Harveys/Pinnacle merger.

    On November 17, 2000, we filed a Current Report on Form 8-K, under Item 5. Other Events, to report the private offering, by a recently formed subsidiary of the Company, of approximately $575 million of Senior Subordinated Notes, due 2010, and approximately $100 million of Senior Exchangeable PIK Preferred Stock, due 2011, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The offerings were connected with the financing of the proposed Harveys/Pinnacle merger.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2001.

                                                       HARVEYS CASINO RESORTS

                                                       By:          /s/ THOMAS J. BARRACK, JR.
                                                            -----------------------------------------
                                                                      Thomas J. Barrack, Jr.
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

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

                   NAME                                     TITLE                         DATE
                   ----                                     -----                         ----
        /s/ THOMAS J. BARRACK, JR.
    ---------------------------------       Chairman of the Board, President and    February 28, 2001
          Thomas J. Barrack, Jr.            Chief Executive Officer

           /s/ WADE W. HUNDLEY
    ---------------------------------       February 28, 2001
             Wade W. Hundley

          /s/ JOHN J. MCLAUGHLIN            Senior Vice President, Chief Financial
    ---------------------------------       Officer, Secretary and Treasurer        February 28, 2001
            John J. McLaughlin              (Principal Financial Officer)

            /s/ JOHN P. HEWITT
    ---------------------------------       Corporate Controller (Principal         February 28, 2001
              John P. Hewitt                Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........     47

Report of Deloitte & Touche LLP, Independent Auditors.......     48

Consolidated Balance Sheets as of November 30, 1999 and
  2000......................................................     49

Consolidated Statements of Operations for the Year Ended
  November 30, 1998,
  the Year Ended November 30, 1999, of which the period from
  December 1, 1998
  through February 1, 1999 represents the predecessor
  company and the Year Ended
  November 30, 2000.........................................     50

Consolidated Statements of Stockholders' Equity for the Year
  Ended November 30, 1998,
  the Year Ended November 30, 1999, of which the period from
  December 1, 1998
  through February 1, 1999 represents the predecessor
  company and the Year Ended
  November 30, 2000.........................................     51

Consolidated Statements of Cash Flows for the Year Ended
  November 30, 1998,
  the Year Ended November 30, 1999, of which the period from
  December 1, 1998
  through February 1, 1999 represents the predecessor
  company and the Year Ended
  November 30, 2000.........................................     52

Notes to Consolidated Financial Statements..................     54

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

    We have audited the accompanying consolidated balance sheets of Harveys Casino Resorts (the "Company") as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 2000, of which the period from December 1, 1998 through February 1, 1999 represents the predecessor company, as discussed in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harveys Casino Resorts as of November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2000, of which the period from December 1, 1998 through February 1, 1999 represents the predecessor company, in conformity with accounting principles generally accepted in the United States.

    As discusssed in Note 8 to the consolidated financial statements, in fiscal year 2000 the Company adopted Statement of Position 98-5, Reporting the Costs of Start-up Activities.

                                               ERNST & YOUNG LLP

Reno, Nevada
December 28, 2000,
except for the final paragraph of Note 2, as to which the date is January 22, 2001, and Note 13, as to which the date is February 1, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harveys Casino Resorts:

    We have audited the accompanying consolidated balance sheet of Harveys Casino Resorts and subsidiaries (the "Company") as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harveys Casino Resorts as of November 30, 1998, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Reno, Nevada
January 5, 1999

                             HARVEYS CASINO RESORTS

                          CONSOLIDATED BALANCE SHEETS

                                                                     NOVEMBER 30,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS

Current assets
  Cash and cash equivalents.................................  $ 32,496,319   $ 28,645,582
  Accounts receivable, net of allowances for doubtful
    accounts of $595,477 in 2000 and $343,042 in 1999.......     5,810,264      6,346,170
  Inventories...............................................     3,703,915      3,579,395
  Prepaid expenses and other current assets.................     2,228,359      2,756,996
  Deferred income taxes.....................................     3,141,457      8,087,604
                                                              ------------   ------------
    Total current assets....................................    47,380,314     49,415,747
                                                              ------------   ------------
Property and equipment
  Land......................................................    53,876,000     54,414,937
  Buildings and improvements................................   295,755,884    296,678,851
  Leasehold improvements....................................    24,795,276     24,995,073
  Equipment, furniture and fixtures.........................    85,203,521     97,034,198
                                                              ------------   ------------
                                                               459,630,681    473,123,059
  Less: Accumulated depreciation and amortization...........   (18,871,618)   (45,533,274)
                                                              ------------   ------------
                                                               440,759,063    427,589,785
                                                              ------------   ------------
  Notes receivable-related parties..........................        50,321         53,192
  Cost in excess of net assets acquired.....................   155,903,555    151,335,906
  Other assets..............................................    29,826,379     20,898,296
                                                              ------------   ------------
Total assets................................................  $673,919,632   $649,292,926
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts and contracts payable............................  $  7,551,442   $  4,427,594
  Construction payable......................................     2,200,877         60,991
  Accrued expenses..........................................    34,466,973     42,449,923
                                                              ------------   ------------
    Total current liabilities...............................    44,219,292     46,938,508
Long-term debt..............................................   400,577,205    364,003,928
Deferred income taxes.......................................    58,091,337     55,724,655
Other liabilities...........................................    28,234,008     28,139,575
                                                              ------------   ------------
    Total liabilities.......................................   531,121,842    494,806,666
                                                              ------------   ------------
Preferred stock, $.01 par value; 1,000,000 shares
  authorized, 10 Series A and 99,990 Series B 13 1/2% Senior
  Redeemable Convertible Cumulative shares outstanding
  (liquidation value $55,000,000)...........................    61,442,346     70,166,510
                                                              ------------   ------------
Commitments and contingencies (see notes 6 and 12)
Stockholders' equity
  Common stock, $.01 par value; at November 30, 2000,
    20,000,000 shares authorized and 4,078,784 shares
    issued; at November 30, 1999, 20,000,000 shares
    authorized and 4,018,790 shares issued..................        40,188         40,787
  Additional paid-in capital................................    74,959,812     74,959,213
  Retained earnings.........................................     6,355,444      9,319,750
                                                              ------------   ------------
  Total stockholders' equity................................    81,355,444     84,319,750
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $673,919,632   $649,292,926
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          PREDECESSOR COMPANY (NOTE 1)
                                      ------------------------------------     FEBRUARY 2, 1999
                                         FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                            ENDED             THROUGH               THROUGH                ENDED
                                      NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                      -----------------   ----------------   ---------------------   -----------------
Revenues
  Casino............................     $244,784,494       $ 41,454,266         $229,016,000           $378,396,384
  Racing............................               --                 --              931,790              6,044,450
  Lodging...........................       34,272,546          5,958,214           31,002,326             37,862,757
  Food and beverage.................       47,078,908          8,107,313           42,989,594             59,688,194
  Other.............................        7,111,072          1,270,850            6,989,961             10,127,559
  Less: Casino promotional
    allowances......................      (23,738,316)        (5,002,943)         (22,414,697)           (30,031,626)
                                         ------------       ------------         ------------           ------------
    Total net revenues..............      309,508,704         51,787,700          288,514,974            462,087,718
                                         ------------       ------------         ------------           ------------
Costs and expenses
  Casino............................      115,836,815         21,146,422          111,340,643            182,881,768
  Racing............................               --                 --            1,858,542             11,932,117
  Lodging...........................       13,710,144          1,996,897           11,048,491             13,114,113
  Food and beverage.................       30,142,182          4,726,052           27,192,624             42,015,214
  Other operating...................        2,885,443            592,456            2,736,147              4,129,557
  Selling, general and
    administrative..................       78,986,651         13,428,090           64,045,246             95,026,838
  Depreciation and amortization.....       20,796,922          3,552,595           22,611,160             38,110,335
  Development project write-downs...           95,961            129,817            2,052,285              1,314,046
  Colony/Harveys merger costs and
    consent fees....................        1,217,720         19,879,276                   --                     --
  Costs related to terminated
    merger..........................               --                 --                   --              9,904,282
                                         ------------       ------------         ------------           ------------
  Total costs and expenses..........      263,671,838         65,451,605          242,885,138            398,428,270
                                         ------------       ------------         ------------           ------------
Operating income (loss).............       45,836,866        (13,663,905)          45,629,836             63,659,448
                                         ------------       ------------         ------------           ------------
Other income (expense)
  Interest income...................        2,258,771            337,642              124,152                201,704
  Interest expense..................      (17,835,647)        (3,015,944)         (24,272,489)           (37,890,393)
  Other, net........................         (141,059)            76,779             (549,886)              (513,589)
                                         ------------       ------------         ------------           ------------
    Total other income (expense)....      (15,717,935)        (2,601,523)         (24,698,223)           (38,202,278)
                                         ------------       ------------         ------------           ------------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of an accounting change....       30,118,931        (16,265,428)          20,931,613             25,457,170
Income tax (provision) benefit......      (11,417,279)         3,904,000           (8,133,823)           (10,626,839)
                                         ------------       ------------         ------------           ------------
Income (loss) before extraordinary
  item..............................       18,701,652        (12,361,428)          12,797,790             14,830,331
Loss on early retirement of debt,
  net of taxes......................               --           (868,779)                  --                     --
Cumulative effect of an accounting
  change, net of taxes..............               --                 --                   --             (3,141,861)
                                         ------------       ------------         ------------           ------------
Net income (loss)...................     $ 18,701,652       $(13,230,207)        $ 12,797,790           $ 11,688,470
                                         ============       ============         ============           ============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON
                                      STOCK     ADDITIONAL
                                     $.01 PAR     PAID-IN       DEFERRED     TREASURY      RETAINED
                                      VALUE       CAPITAL     COMPENSATION     STOCK       EARNINGS        TOTAL
                                     --------   -----------   ------------   ---------   ------------   ------------
PREDECESSOR COMPANY (NOTE 1)
Balance November 30, 1997;
  9,840,972 shares outstanding;
  12,516 shares in treasury........  $ 98,535   $39,191,390    $(148,069)    $(199,672)  $140,415,366   $179,357,550
Stock options exercised; 226,183
  shares...........................     2,262     4,309,985           --            --             --      4,312,247
Acquisition of treasury stock;
  2,044 shares.....................        --            --           --       (53,860)            --        (53,860)
Amortization of deferred
  compensation.....................        --            --      142,344            --             --        142,344
Cash dividends declared............        --            --           --            --     (2,006,298)    (2,006,298)
Net income.........................        --            --           --            --     18,701,652     18,701,652
                                     --------   -----------    ---------     ---------   ------------   ------------
Balance November 30, 1998;
  10,065,111 shares outstanding;
  14,560 shares in treasury........   100,797    43,501,375       (5,725)     (253,532)   157,110,720    200,453,635
Acquisition of treasury stock; 164
  shares...........................        --            --           --        (4,458)            --         (4,458)
Amortization of deferred
  compensation.....................        --            --        1,138            --             --          1,138
Net loss...........................        --            --           --            --    (13,230,207)   (13,230,207)
                                     --------   -----------    ---------     ---------   ------------   ------------
Balance February 1, 1999;
  10,064,947 shares outstanding;
  14,742 shares in treasury........  $100,797   $43,501,375    $  (4,587)    $(257,990)  $143,880,513   $187,220,108
                                     ========   ===========    =========     =========   ============   ============

                                                     COMMON STOCK
                                                  -------------------
                                                  CLASS A    CLASS B    ADDITIONAL
                                                  $.01 PAR   $.01 PAR     PAID-IN      RETAINED
                                                   VALUE      VALUE       CAPITAL      EARNINGS        TOTAL
                                                  --------   --------   -----------   -----------   -----------
Balance February 2, 1999; 38,800
  shares of Class A and 3,880,000
  shares of Class B outstanding......               $388     $38,800    $74,960,812   $        --   $75,000,000
Restricted stock awards, net of
  forfeitures; 990 shares of Class A
  and 99,000 shares of Class B.......                 10         990         (1,000)           --            --
Dividends accrued on preferred
  stock..............................                 --          --             --    (6,442,346)   (6,442,346)
Net income...........................                 --          --             --    12,797,790    12,797,790
                                                    ----     -------    -----------   -----------   -----------
Balance November 30, 1999: 39,790
  shares of Class A and 3,979,000
  shares of Class B outstanding......                398      39,790     74,959,812     6,355,444    81,355,444
Restricted stock awards, net of
  cancellations and conversion to
  deferred compensation; 602 shares
  of Class A and 59,392 shares of
  Class B............................                  6         593           (599)           --            --
Dividends accrued on preferred
  stock..............................                 --          --             --    (8,724,164)   (8,724,164)
Net income...........................                 --          --             --    11,688,470    11,688,470
                                                    ----     -------    -----------   -----------   -----------
Balance November 30, 2000; 40,392
  shares of Class A and 4,038,392
  shares of Class B outstanding......               $404     $40,383    $74,959,213   $ 9,319,750   $84,319,750
                                                    ====     =======    ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          PREDECESSOR COMPANY (NOTE 1)
                                      ------------------------------------     FEBRUARY 2, 1999
                                         FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                            ENDED             THROUGH               THROUGH                ENDED
                                      NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                      -----------------   ----------------   ---------------------   -----------------
Cash flows from operating activities
Net income (loss)...................     $ 18,701,652       $(13,230,207)        $  12,797,790          $ 11,688,470
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.....       20,796,922          3,552,594            19,648,761            27,334,666
  Amortization of intangible
    assets..........................               --                 --             2,962,399            10,775,669
  Development project write-down....               --                 --                    --             1,314,046
  Amortization of deferred
    compensation....................          142,344              1,137             1,167,233             1,847,226
  Amortization of debt issuance
    costs...........................        1,078,423            506,428               841,276             1,651,348
  Amortization of premium on long
    term debt.......................               --                 --              (846,413)           (1,025,784)
  Retirement of debt issuance costs,
    net of tax......................               --            868,779                    --                    --
  Cumulative effect of an accounting
    change..........................               --                 --                    --             4,586,861
  Deferred income taxes.............        2,052,065            135,141             1,347,616            (7,312,829)
  Expensed consent fees and Colony/
    Harveys merger costs............               --         19,879 276                    --                    --
  Loss on disposition of assets.....               --             35,828               466,554               411,777
  Other.............................           98,808                 --                    --                    --
  (Increase) decrease in assets
    Accounts receivable, net........          697,668         (1,355,803)              817,289              (535,906)
    Inventories.....................           37,178           (112,741)             (150,864)              124,520
    Prepaid expenses and other
      current assets................          961,311           (207,747)            1,643,873              (528,637)
    Other assets....................       (3,874,864)          (772,631)            7,452,500              (591,527)
  Increase (decrease) in liabilities
    Accounts and contracts
      payable.......................       (1,567,028)         1,084,299               317,225            (3,123,848)
    Accrued expenses................       (3,109,188)        (5,914,890)           (9,991,624)            7,351,986
    Other liabilities...............        2,372,291            325,806            (1,206,268)           (1,310,695)
                                         ------------       ------------         -------------          ------------
      Net cash provided by operating
        activities..................       38,387,582          4,795,269            37,267,347            52,657,343
                                         ------------       ------------         -------------          ------------
Cash flows from investing activities
  Proceeds from disposition of
    assets..........................          138,463             14,180               239,982               184,189
  Capital expenditures..............      (17,680,546)        (3,830,177)          (26,725,901)          (18,619,046)
  Increase (decrease) in
    construction payables...........          608,660           (261,554)            1,853,771            (2,139,886)
  Proceeds from sale of marketable
    securities......................               --         10,000,000               657,245                    --
  Purchase of marketable
    securities......................      (10,657,245)                --                    --                    --
  Advances to employees.............          (78,796)           (49,409)               (7,097)               (3,157)
  Proceeds from notes receivable....           79,730              1,300             1,879,716                   286
  Investment in Bluffs Run, net of
    cash acquired...................               --                 --          (107,212,243)                   --
                                         ------------       ------------         -------------          ------------
    Net cash provided by (used in)
      investing activities..........      (27,589,734)         5,874,340          (129,314,527)          (20,577,614)
                                         ------------       ------------         -------------          ------------

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                                          PREDECESSOR COMPANY (NOTE 1)
                                      ------------------------------------     FEBRUARY 2, 1999
                                         FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                            ENDED             THROUGH               THROUGH                ENDED
                                      NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                      -----------------   ----------------   ---------------------   -----------------
Cash flows from financing activities
  Net borrowings (payments) under
    revolving credit agreements.....               --                 --            71,923,618           (35,547,493)
  Principal payments on long-term
    debt............................         (633,354)          (220,304)                   --                    --
  Dividends paid....................       (2,006,298)                --                    --                    --
  Debt issuance costs...............         (152,214)           (27,359)           (5,217,561)             (382,973)
  Stock options exercised...........        4,312,247                 --                    --                    --
  Consent fees and Colony/Harveys
    merger costs....................               --                 --           (19,879,276)                   --
  Acquisition of treasury stock.....          (53,860)            (4,458)                   --                    --
                                         ------------       ------------         -------------          ------------
    Net cash provided by (used in)
      financing activities..........        1,466,521           (252,121)           46,826,781           (35,930,466)
                                         ------------       ------------         -------------          ------------
    Increase (decrease) in cash and
      cash equivalents..............       12,264,369         10,417,488           (45,220,399)           (3,850,737)
Cash and cash equivalents at
  beginning of period...............       55,034,861         67,299,230            77,716,718            32,496,319
                                         ------------       ------------         -------------          ------------
Cash and cash equivalents at end of
  period............................     $ 67,299,230       $ 77,716,718         $  32,496,319          $ 28,645,582
                                         ============       ============         =============          ============
Supplemental disclosure of cash flow
  information:
  Cash paid for interest, net of
    amounts capitalized.............     $ 16,631,889       $     98,858         $  24,746,300          $ 38,275,914
  Cash paid for income taxes........       17,705,000                 --               318,000            13,341,210
  Assumption of debt related to
    merger..........................               --                 --           172,000,000                    --
In connection with the Bluffs Run
  Casino acquisition, the Company
  assumed liabilities as follows:
  Fair value of assets acquired.....               --                 --         $ 130,601,665                    --
  Cash paid for the acquisition,
    including acquisition costs.....               --                 --          (116,605,508)                   --
                                                                                 -------------
  Liabilities assumed and amount
    payable to seller...............               --                 --         $  13,996,157                    --
                                                                                 =============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the following footnotes, the words, "Company," or "Harveys," refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries unless the context requires otherwise.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION

    Harveys has been engaged in the casino entertainment industry for over 56 years. On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys (the "Colony/Harveys merger"). Harveys was the surviving corporation in the merger and is continuing business operations as conducted prior to the merger. Harveys Tahoe Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc., a wholly-owned subsidiary, is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. On October 6, 1999, HBR Realty Company, Inc., a wholly-owned subsidiary, purchased the net assets of Bluffs Run Casino, a greyhound racetrack and land-based casino in Council Bluffs, Iowa. Harveys C. C. Management Company, Inc., a wholly-owned subsidiary, owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado.

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

    The October 6, 1999 acquisition of the net assets of Bluffs Run Casino was accounted for as a purchase. Consequently, the net assets acquired are included in the consolidated balance sheet based on their fair value as of the date of acquisition. The consolidated statement of operations includes the revenues and expenses of Bluffs Run Casino from the date of acquisition.

    The consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and in banks, interest bearing deposits and highly liquid debt instruments purchased with initial maturities of three months or less. Cash equivalents are carried at cost which approximates market value. Cash and cash equivalents at November 30, 1999 and 2000 included approximately $878,000 and $868,000, respectively, related to pari-mutuel taxes which were restricted for distribution to the taxing authorities, and approximately $1.0 million at November 30, 1999 required by the Iowa State Racing and Gaming Commission to guarantee the payment of wagering taxes.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories consist primarily of operating supplies and food and beverage stock and are stated at the lower of weighted-average cost or market.

    PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are stated at cost. Interest incurred during construction is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. On the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and resulting gain or loss is included in income. Depreciation of property and equipment is provided for on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Depreciable lives are as follows:

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

    COSTS IN EXCESS OF NET ASSETS ACQUIRED

    Costs in excess of net assets acquired consist primarily of goodwill acquired in the Colony/Harveys merger ($66.9 million), which is being amortized over 40 years, and the value assigned to the operating agreement in the Bluffs Run Casino acquisition ($91.6 million), a substantial portion of which is being amortized over the 25 year life of the associated management and lease agreement.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    In accordance with industry practice, Harveys recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Promotional allowances consist principally of the retail value of complimentary rooms, food, beverage, and other promotional allowances provided to customers without charge. Harveys classifies the estimated costs of providing

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) those complimentary services as casino operating expenses through interdepartmental allocations as follows:

                                          PREDECESSOR COMPANY
                                  ------------------------------------     FEBRUARY 2, 1999
                                     FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                        ENDED             THROUGH               THROUGH                ENDED
                                  NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                  -----------------   ----------------   ---------------------   -----------------
Hotel...........................     $ 3,247,715         $  861,685           $ 2,708,800           $ 3,554,646
Food and beverage...............      11,845,611          2,404,409            11,429,460            14,738,194
Other...........................          80,594             16,747               142,859               177,579
                                     -----------         ----------           -----------           -----------
                                     $15,173,920         $3,282,841           $14,281,119           $18,470,419
                                     ===========         ==========           ===========           ===========

    ADVERTISING COSTS

    Advertising costs are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of production and mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at November 30, 1999 and 2000. Advertising costs were expensed as follows: approximately $6.5 million in fiscal 1998, approximately $0.9 million and $6.6 million for the periods December 1, 1998 through February 1, 1999 and February 2, 1999 through November 30, 1999, respectively, and approximately $10.7 million in fiscal 2000.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 107--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities.

    Long-term debt: The fair value of the bank credit facility is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities. The fair value of the senior subordinated notes is estimated based on indicative trading prices, when available. The Company believes the carrying amount of the long-term debt approximates fair value at November 30, 2000.

    There is no current market for the Company's preferred stock, however, the Company believes the carrying amount including accrued dividends approximates fair value at November 30, 2000.

                             HARVEYS CASINO RESORTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS

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

    CONCENTRATIONS OF CREDIT RISK

    The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

    The Company extends credit to some casino, hotel and convention customers. An allowance for doubtful accounts is provided to reduce receivables to their carrying amount, which approximates fair value. The Company believes it is not exposed to any significant concentration of credit risk on accounts receivable.

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    Harveys is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of standby letters of credit and an interest rate cap agreement.

    The exposure to credit loss in the event of nonperformance by the other party to the standby letters of credit or the interest rate cap agreement is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. The Company does not have collateral or other security to support financial instruments with off-balance-sheet credit risk.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    The FASB has issued SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, will be effective for the Company's fiscal year beginning December 1, 2000. Adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operation.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on net income.

2. MERGERS AND ACQUISITION

    COLONY/HARVEYS MERGER

    On February 2, 1999, Harveys Acquisition Corporation merged with and into Harveys. Harveys Acquisition Corporation was formed at the direction of Colony Investors III, L. P., a Delaware limited

                             HARVEYS CASINO RESORTS

2. MERGERS AND ACQUISITION (CONTINUED)
partnership, solely for the purpose of acquiring Harveys. Prior to the merger, Harveys was a publicly held company. Following the merger, the capital stock of Harveys Acquisition Corporation became the capital stock of Harveys. Consequently, Colony Investors III owned approximately 95% of the common equity interests in Harveys at November 30, 2000. The remaining common equity interests are owned by Colony HCR Voteco, LLC, a Delaware limited liability company, and by certain members of Harveys' management. As a result, Colony HCR Voteco can govern all matters of Harveys that are subject to a vote of shareholders, including the appointment of directors and the amendment of Articles of Incorporation and Bylaws. Additionally, at November 30, 2000, Colony Investors III owned 99.99% of the outstanding preferred stock and Colony HCR Voteco owned the remaining .01 percent. Colony HCR Voteco is an affiliate of Colony Investors
III. Harveys was the surviving corporation in the merger and is continuing its business operations as conducted prior to the merger. (See Note 13--SUBSEQUENT EVENT).

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

    - Harveys' available cash.

    Harveys recorded the net assets acquired in the merger at their fair value at the time of the merger. The allocation of the purchase price to the assets acquired and liabilities assumed follows (in thousands of dollars):

Merger consideration paid for outstanding common stock......  $ 289,252
Merger consideration paid for stock options.................      9,998
Direct costs of the merger..................................      6,647
                                                              ---------
Purchase price to be allocated..............................  $ 305,897
                                                              =========
Fair value of:
Assets acquired.............................................  $ 518,420
Cost in excess of net assets acquired (goodwill)............     66,854
Liabilities assumed.........................................   (279,377)
                                                              ---------
                                                              $ 305,897
                                                              =========

    The Company incurred certain costs related to the Colony/Harveys merger and paid consent fees to the Company's note holders (See Note 4--LONG TERM
DEBT--10 5/8% SENIOR SUBORDINATED NOTES, DUE 2006). Such costs and fees aggregated to approximately $19.9 million.

                             HARVEYS CASINO RESORTS

2. MERGERS AND ACQUISITION (CONTINUED)
    ACQUISITION

    On October 6, 1999, HBR Realty Company purchased the net assets (excluding the gaming equipment) of Bluffs Run Casino, the greyhound racetrack and casino in Council Bluffs, Iowa. The facilities were purchased pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 31, 1999 by and between HBR Realty Company and Iowa West Racing Association. At the closing, the Company paid approximately $115 million in cash to Iowa West Racing Association and approximately $1.6 million in closing costs and transaction costs. Iowa West Racing Association also received the first $5.0 million of cash flow from the operations of Bluffs Run Casino following the acquisition. Additionally, Iowa West Racing Association is entitled to approximately
$8.4 million of Bluffs Run Casino's cash flow, payable in installments of $1.35 million every six months in arrears following the acquisition. Those semi-annual payments will continue until the fifth business day following the date that the results of a required referendum on the continuation of gaming at pari-mutuel racetracks, to be decided by the voters of Pottawattamie County, Iowa, in 2002 are certified to the County Auditor of Pottawattamie County. The Company may be required to pay additional consideration up to $50 million pending the results of the referendum, which amount will not be accrued until those results are known.

    Immediately after closing of the transaction, HBR Realty Company leased the Bluffs Run Casino facilities back to Iowa West Racing Association for an initial term of 25 years. At the same time, Iowa West Racing Association retained Harveys BR Management Company, Inc., a wholly-owned subsidiary of the Company, to manage the operations of Bluffs Run Casino. Iowa West Racing Association continues to hold the pari-mutuel and gaming licenses under Iowa law. Harveys, through its wholly-owned subsidiaries, receives management fees and lease income generally equal to the ongoing cash flow from the operations of Bluffs Run Casino.

    The acquisition was accounted for using purchase method accounting. The allocation of the purchase price to the assets acquired and liabilities assumed follows (in thousands of dollars):

Acquired assets:
    Cash acquired, including restricted cash of $1,761......  $  9,393
    Other current assets....................................     1,203
    Property and equipment..................................    28,443
    Intangible assets.......................................    91,562

Assumed liabilities:
    Accounts payable........................................    (1,707)
    Accrued expenses........................................    (7,288)
                                                              --------
Allocated purchase price....................................  $121,606
                                                              ========

    Harveys is amortizing the cost of the intangible assets acquired (primarily the right to operate Bluffs Run Casino under the gaming license held by Iowa West Racing Association) over a period of 25 years.

                             HARVEYS CASINO RESORTS

2. MERGERS AND ACQUISITION (CONTINUED)
    The following unaudited pro forma information gives effect to the Colony/Harveys merger and the October 6, 1999 acquisition of the net assets of Bluffs Run Casino as though each of those events had occurred at the beginning of each of the periods presented (in thousands of dollars):

                                                         YEAR ENDED NOVEMBER 30,
                                                        -------------------------
                                                        PREDECESSOR
                                                          COMPANY
                                                           1998            1999
                                                        -----------      --------
Net revenues..........................................    $432,524       $446,480
                                                          ========       ========
Income before extraordinary item......................    $ 16,749       $ 19,546
                                                          ========       ========
Net income............................................    $ 16,749       $ 18,677
                                                          ========       ========

    TERMINATED MERGER

    During fiscal year 2000, a newly formed subsidiary of Harveys entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood
Park, Inc.) pursuant to which the newly formed subsidiary would acquire by merger all the outstanding capital stock of Pinnacle (the "Harveys/Pinnacle merger"). Consummation of the Harveys/Pinnacle merger was subject to, among other things, regulatory approvals in the various jurisdictions in which Harveys and Pinnacle conduct gaming operations, completion of financing for the transaction and satisfaction of other conditions precedent. The Harveys/Pinnacle merger was not consummated in fiscal year 2000 and, in January 2001, the Company announced that the proposed merger transaction had been terminated by mutual agreement of the parties. Consequently, the Company recognized charges of approximately $9.9 million in fiscal year 2000 related to the terminated merger.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following as of:

                                                           NOVEMBER 30,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Provision for progressive jackpot payouts..........  $ 1,020,741   $ 1,073,350
Accrued interest...................................    1,819,370       773,282
Accrued salaries, wages and other employee
  benefits.........................................    8,699,623     9,480,506
Accrued taxes other than income taxes..............    5,660,245     5,782,197
Self-funded workers' compensation and medical
  claims accrual...................................    2,548,347     3,326,961
Outstanding gaming chips and tokens................    1,198,435       899,866
Race and sports book futures and unclaimed
  winners..........................................    1,235,189     1,232,628
Accrued gaming promotional expense.................    2,979,716     2,176,511
Amounts due Iowa West Racing Association...........    4,050,000     2,700,000
Accrued costs-terminated merger....................           --     7,938,675
Income taxes (refundable) payable..................   (2,338,779)    3,918,321
Other accrued liabilities..........................    7,594,086     3,147,626
                                                     -----------   -----------
                                                     $34,466,973   $42,449,923
                                                     ===========   ===========

                             HARVEYS CASINO RESORTS

4. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                          NOVEMBER 30,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
10 5/8% senior subordinated notes, due 2006
  (including unamortized premium of $6,653,587 in
  1999 and $5,627,803 in 2000)...................  $156,653,587   $155,627,803
Note payable to banks............................   243,923,618    208,376,125
                                                   ------------   ------------
                                                   $400,577,205   $364,003,928
                                                   ============   ============

    Aggregate annual maturities of long-term debt, based on amounts borrowed as of November 30, 2000 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2001........................................................  $         --
2002........................................................            --
2003........................................................            --
2004........................................................            --
2005........................................................   208,376,125
2006 and thereafter.........................................   150,000,000
                                                              ------------
                                                              $358,376,125
                                                              ============

    10 5/8% SENIOR SUBORDINATED NOTES, DUE 2006

    Before the Colony/Harveys merger, the Company sought and received the consent of the holders of the 10 5/8% Senior Subordinated Notes, due June 1, 2006, to amend the indenture that governs those notes. The amendments included:

       * A one-time waiver of the applicability of the governing indenture to the Colony/Harveys merger, which included waivers of provisions that might have restricted the financing of the merger and related transactions.

       * A change in the definition in the indenture of "Consolidated Cash Flow" that allows the add back of certain costs related to the Colony/Harveys merger when calculating Consolidated Cash Flow.

    Immediately after the Colony/Harveys merger, the fair market value of the senior subordinated notes was 105% of the principal amount. Accordingly, when the Company applied purchase method accounting to the merger, it recorded a premium of $7.5 million relative to the senior subordinated notes. The Company is amortizing the premium as a reduction of interest expense over the remaining term of the notes.

    The senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. The senior subordinated notes are guaranteed by each of the restricted subsidiaries of the Company (as defined in the indenture). Each guarantee is a general unsecured obligation of the

                             HARVEYS CASINO RESORTS

4. LONG-TERM DEBT (CONTINUED)
guaranteeing restricted subsidiary, subordinated in right of payment to all existing and future senior debt of each guaranteeing restricted subsidiary. The guaranteeing restricted subsidiaries are Harveys C.C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys LV Management Company, Inc., Harveys Tahoe Management Company, Inc., HBR Realty Company, Inc., and Harveys BR Management Company, Inc. Separate financial statements of the guarantors are not presented because the aggregate total assets, net income (loss) and net equity of such subsidiaries are substantially equivalent to the total assets, net income (loss) and net equity of the Company on a consolidated basis.

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

    The indenture contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company,
(ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each as defined in the indenture), (iv) mergers, consolidations and sales of assets,
(v) the creation or incurrence of liens on the assets of the Company, and
(vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at November 30, 2000.

    NOTE PAYABLE TO BANKS

    At the time of the Colony/Harveys merger, the Company replaced its existing bank credit facility with an amended and restated credit facility, under which it assumed the liability for Harveys Acquisition Corporation's initial borrowing of $172 million. In financing the acquisition of the net assets of Bluffs Run Casino, the Company again amended and restated its bank credit facility.

    This second amended and restated credit facility, dated as of October 5, 1999, provides the Company with a revolving loan facility, a swingline facility that allows it to borrow money on same-day notice and a letter of credit facility. The Company can borrow up to $10 million dollars under the swingline facility. The maximum available to the Company under the credit facility, including amounts outstanding under the swingline facility and the letter of credit was $335 million. The maximum permitted principal balance reduces quarterly, beginning August 31, 2000. Amounts outstanding under the credit facility will mature and be fully due and payable on September 30, 2004. Until then, the annual year-end maximum principal balances are as follows:

NOVEMBER 30,
------------
2001........................................................  $314,990,000
2002........................................................   294,890,000
2003........................................................   271,440,000

                             HARVEYS CASINO RESORTS

4. LONG-TERM DEBT (CONTINUED)
    At November 30, 2000, the Company had approximately $208.4 million in outstanding borrowings and approximately $48.5 million in letter of credit exposure.

    The Company pays interest on outstanding borrowings at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of the Company's total funded debt to its earnings before deductions for interest, taxes, depreciation and amortization ("EBITDA"). The applicable margins are determined quarterly and are subject to change. At November 30, 2000 the applicable margin relative to the base rate was 1.00% and the applicable margin relative to the LIBOR was 2.00%.

    The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on borrowings outstanding under the bank credit facility. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on November 30, 2000 was approximately $34.3 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBO rate was capped at 7.5 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed
9.50 percent.

    The amounts the banks lend under the bank facility are secured by substantially all of the Company's assets including a pledge of the capital stock of the Company's subsidiaries.

    The bank facility contains a number of covenants that restrict the Company's ability to (i) dispose of assets, (ii) incur additional indebtedness,
(iii) prepay the 10 5/8% senior subordinated notes, (iv) pay dividends,
(v) create liens on assets, (vi) make investments, loans or advances,
(vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The Company is prohibited from paying cash dividends unless the Company's leverage ratio is less than or equal to 3 to 1. The leverage ratio is calculated by reference to the Company's ratio of total indebtedness to EBITDA. At
November 30, 2000 the Company was in compliance with these covenants.

    The credit facility replaced a credit agreement that was in place before the Colony/Harveys merger. Consequently, at the time of the merger, the Company expensed all unamortized loan fees and other financing costs related to the prior credit agreement. This expense is reflected in the consolidated statement of operations as an extraordinary item, net of tax. The Company is amortizing new loan fees and other financing costs over the term of the new credit facility.

5. REDEEMABLE PREFERRED STOCK

    At November 30, 2000, the Company had outstanding 10 shares of its 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock and 99,990 shares of its 13 1/2% Series B Senior

                             HARVEYS CASINO RESORTS

5. REDEEMABLE PREFERRED STOCK (CONTINUED)
Redeemable Convertible Cumulative Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock each have a liquidation value of $550 per share. Both series of preferred stock are entitled to quarterly dividends at an annual rate of 13 1/2% of the liquidation value. If the dividends are not paid in cash when due, they cumulate and compound at an annual rate of 13 1/2%. All the outstanding preferred stock must be redeemed on February 1, 2011, for cash, at the liquidation value plus any accrued and unpaid dividends. The Company has the right to redeem the preferred stock, at any time, at the liquidation value plus any accrued and unpaid dividends. The Series A Preferred Stock and Series B Preferred Stock are convertible, at any time on or prior to February 1, 2002, into corresponding shares of Class A Common Stock and Class B Common Stock. The right of conversion, as it relates to the Series A and Series B Preferred Stock, only vests in, and is only exercisable by, the current holders of the Preferred Stock and their affiliates. The conversion rate with respect to the Series A Preferred Stock is 2,844.6452 shares of common stock per share of preferred stock and with respect to the Series B Preferred Stock is 28.44929681 shares of common stock per share of preferred stock and, in each case, is subject to customary antidilution adjustments. At the time of conversion, the Company would have the option of satisfying any accrued and unpaid dividends due on the preferred stock being converted by paying cash or issuing additional shares of the corresponding Class A Common Stock or Class B Common Stock having a market value equal to the amount of accrued dividends.

    The documents governing the preferred stock contain covenants which limit the Company's ability to make restricted payments or investments, limit consolidation, merger and the sale of assets, require it to provide certain financial reports and limit its business activities. At November 30, 2000, the Company was in compliance with those covenants.

    The combined liquidation value of the Series A Preferred Stock and Series B Preferred Stock at November 30, 1999 and 2000 was $55 million. Additionally, on those dates, there were approximately $6.4 million and $15.2 million, respectively, of accrued and unpaid dividends on the preferred stock.

    On February 1, 2001, the holders of the preferred stock elected to convert all their preferred stock to common stock (See Note 13).

6. OPERATING LEASE COMMITMENTS

    The Company's future minimum lease commitments under noncancellable operating leases (principally for land) as of November 30, 2000 are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2001........................................................  $  3,847,400
2002........................................................     3,821,000
2003........................................................     3,821,300
2004........................................................     3,912,300
2005........................................................     3,956,900
2006 and thereafter.........................................   193,309,000

    Certain leases included above have provisions which require periodic increases in the rental payments based upon the consumer price index as of certain dates. In addition, annual lease payments under an obligation on a land lease are based upon an escalating percentage of gross gaming revenues

                             HARVEYS CASINO RESORTS

6. OPERATING LEASE COMMITMENTS (CONTINUED) or all net revenues, whichever calculation is greater, of Harveys Resort & Casino. The percentages applicable to gross gaming revenues and all net revenues in fiscal 2000 and years thereafter is 3.5% and 2.35%, respectively. The actual rent paid is the greater of the rent calculated as a percentage or a minimum rent, as adjusted for the consumer price index. In 1997, the land lease was extended to the year 2045. For 1998, 1999 and 2000, the Company recognized rental expense in connection with the land lease of approximately $3.5 million, $3.6 million and $4.0 million, respectively, which includes approximately
$0.9 million, $1.2 million and $1.3 million, respectively, above the minimum rental amounts. Total rental expense recognized for 1998, 1999 and 2000 amounted to approximately $3.9 million, $4.2 million and $4.5 million, respectively.

    The Company is also a lessor on several noncancellable lease agreements. Of the rental income recognized for the years ended November 30, 1998, 1999 and 2000, approximately $380,000, $634,000 and $505,000, respectively, represents rents received as a percentage of gross receipts. The remaining amounts are attributable to specified minimum rent. Future minimum payments due to the Company under these noncancellable lease agreements are as follows:

YEARS ENDING NOVEMBER 30,
-------------------------
2001........................................................  $693,700
2002........................................................   308,500
2003........................................................    87,500
2004........................................................    70,500
2005........................................................    54,700

7. DEVELOPMENT PROJECT WRITE-DOWNS

    In fiscal year 2000, Harveys reviewed its business development plans as they related to a proposed resort in Salisbury Beach, Massachusetts. As a result of that review, the Company abandoned the project and wrote-off approximately
$1.3 million of real estate options and architectural designs. In fiscal year 1999, the Company wrote-off approximately $2.0 million related to a proposed casino project in Las Vegas which the Company chose not to pursue.

8. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

                             HARVEYS CASINO RESORTS

9. INCOME TAXES

    The provision for income taxes consists of the following:

                                       PREDECESSOR COMPANY
                               ------------------------------------     FEBRUARY 2, 1999
                                  FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                     ENDED             THROUGH               THROUGH                ENDED
                               NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                               -----------------   ----------------   ---------------------   -----------------
Current......................     $ 9,365,214        $(4,039,141)          $6,786,207            $17,939,668
Deferred.....................       2,052,065            135,141            1,347,616             (7,312,829)
                                  -----------        -----------           ----------            -----------
Income tax provision before
  extraordinary item and
  accounting change..........      11,417,279         (3,904,000)           8,133,823             10,626,839
Income tax benefit of
  extraordinary item.........              --           (275,000)                  --                     --
Income tax benefit of the
  cumulative effect of an
  accounting change..........              --                 --                   --             (1,445,000)
                                  -----------        -----------           ----------            -----------
Income tax provision.........     $11,417,279        $(4,179,000)          $8,133,823            $ 9,181,839
                                  ===========        ===========           ==========            ===========

    The difference between the Company's provision for income taxes as presented in the accompanying consolidated statements of operations, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of pre-tax earnings.

                                          PREDECESSOR COMPANY
                                  ------------------------------------     FEBRUARY 2, 1999
                                     FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                        ENDED             THROUGH               THROUGH                ENDED
                                  NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                  -----------------   ----------------   ---------------------   -----------------
Federal income tax provision
  (benefit) at the statutory
  rate..........................        35.0%              (34.0)%               34.0%                 35.0%
Non-deductible expenses.........         2.3                 5.9                  3.4                   4.0
Tax credits.....................        (0.3)               (0.2)                (0.7)                 (0.6)
Tax exempt income...............        (0.5)               (0.1)                (0.5)                   --
State income tax, net of federal
  benefit.......................         1.9                  --                  6.4                   3.3
Other, net......................        (0.5)                4.4                 (3.7)                   --
                                        ----               -----                 ----                  ----
                                        37.9%              (24.0)%               38.9%                 41.7%
                                        ====               =====                 ====                  ====

                             HARVEYS CASINO RESORTS

9. INCOME TAXES (CONTINUED)
    The components of the deferred income tax assets and liabilities as presented in the consolidated balance sheets, are as follows at November 30:

                                                               1999           2000
                                                           ------------   ------------
DEFERRED TAX ASSET:
  Accrued compensation...................................  $  7,673,063   $  8,624,867
  Other accrued expenses.................................     7,772,388     15,181,119
                                                           ------------   ------------
                                                             15,445,451     23,805,986
                                                           ------------   ------------
DEFERRED TAX LIABILITY:
  Prepaid expenses.......................................    (1,259,605)    (1,873,813)
  Property and equipment.................................   (69,135,726)   (69,569,224)
                                                           ------------   ------------
                                                            (70,395,331)   (71,443,037)
                                                           ------------   ------------
  Net deferred tax liability.............................  $(54,949,880)  $(47,637,051)
                                                           ============   ============

  Current deferred asset.................................  $  3,141,457   $  8,087,604
  Noncurrent deferred liability..........................   (58,091,337)   (55,724,655)
                                                           ------------   ------------
  Net deferred tax liability.............................  $(54,949,880)  $(47,637,051)
                                                           ============   ============

    The Internal Revenue Service is currently examining the Company's consolidated federal corporate tax return for the fiscal year ended November 30, 1998. The examination is ongoing and no adjustments have been proposed. In the opinion of management, any tax liability arising from this examination will not have a material adverse effect on the Company's consolidated financial statements.

10. STOCK-BASED COMPENSATION

    Prior to the Colony/Harveys merger, the Company had adopted a 1993 Omnibus Stock Incentive Plan, a 1996 Omnibus Stock Incentive Plan and a 1993 Non-Employee Directors' Stock Option Plan. Under these plans, the Company had made various awards of restricted stock and stock options and, pursuant to employment contracts with two directors who were also employees, had granted stock options outside of the plans.

    At the effective time of the Colony/Harveys merger, February 2, 1999, all outstanding unvested stock options and restricted stock grants vested. At that time, all outstanding stock options were canceled in return for a cash payment equal to the product of (i) the number of shares of Harveys common stock subject to the option and (ii) the excess of $28.7343 (the price paid per share of Harveys common stock in the merger) over the exercise price per share of Harveys common stock as provided in the stock option. As a result of the merger, each outstanding share of Harveys common stock, including the restricted stock grants, was converted into the right to receive $28.7343.

    Following the merger, the 1993 Omnibus Stock Incentive Plan, the 1996 Omnibus Stock Incentive Plan and the 1993 Non-Employee Director's Stock Option Program were terminated.

    On February 2, 1999, the Company adopted the 1999 Omnibus Incentive Plan. Under the plan, shares of the Company's common stock may be granted to officers, directors or employees of the Company or to consultants or advisors to the Company. Grants under the plan may consist of stock

                             HARVEYS CASINO RESORTS

10. STOCK-BASED COMPENSATION (CONTINUED) options, stock appreciation rights or limited stock appreciation rights, restricted stock, performance shares, deferred stock or any combination of the foregoing. The plan is administered by the Company's board of directors who have the power to select participants to receive grants, determine what grants are to be awarded and determine the terms and conditions, not inconsistent with the terms of the plan, which apply to any award granted under the plan.

    The total number of shares of Class A Common Stock reserved under the plan is 4,000 and the total number of shares of Class B Common Stock reserved under the plan is 400,000.

    Stock options granted under the plan may be of two types: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended from time to time and (ii) non-qualified stock options. During 1999 and 2000, the Company granted to certain officers and employees incentive stock options and non-qualified stock options to acquire shares of the Company's
Class A Common Stock and Class B Common Stock. The stock options granted during 1999 vest 20% on each of the first five anniversaries of the date of grant. The stock options granted during 2000 generally vested 20% immediately and an additional 20% on each of the first four anniversaries of February 2, 2000. The option price per share of stock subject to stock options granted was equal to or greater than the fair market value of the underlying stock on the date of grant. The term of the stock options granted is ten years.

    During 1999 and 2000, the Company granted certain key executives restricted shares of the Company's Class A Common Stock and Class B Common Stock. The restrictions with respect to the 1999 grants lapse 20% per year. With respect to the 2000 grants, restrictions lapse based on the passage of time, through February 2, 2004, subject to the achievement of certain financial performance targets at Bluffs Run Casino and the passage of the referendum on the continuation of gaming at pari-mutuel racetracks, to be decided by the voters of Pottawattamie County, Iowa in 2002. Under certain conditions, the restricted shares may be canceled and an equivalent number of deemed shares created under a deferred compensation arrangement, under which the Company may be obligated to the executives for the fair market value of the deemed shares. The Company accrued compensation expense of $464,000 and $1,216,000 relating to the vesting of the restricted shares in 1999 and 2000, respectively, and recorded the associated amount as part of other liabilities on the accompanying consolidated balance sheets.

    As a result of the Colony/Harveys merger, the rights of certain key executives to participate in the supplemental executive retirement plan were terminated, with 50% of the accrued benefits paid out in cash and the remainder transferred to a deemed share account in a deferred compensation arrangement under which the Company will be obligated to the executives for the fair market value of the deemed shares. The Company accrued compensation expense of $703,000 and $632,000 relating to the increase in the estimated value of the deemed shares in 1999 and 2000, respectively. In 2000, the Company made a cash payment of $418,000 to an executive who had resigned, in satisfaction of the Company's liability to that executive. The remaining obligation of $2,233,000 is included as part of other liabilities on the accompanying consolidated balance sheet at November 30, 2000.

                             HARVEYS CASINO RESORTS

10. STOCK-BASED COMPENSATION (CONTINUED)
    The following table summarizes information relative to stock options granted, exercised, canceled, outstanding and exercisable under the various plans discussed above:

                                                                          WEIGHTED-AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding at December 1, 1997.....................  1,015,460        $15.69
Options granted.............................................     17,500         27.16
Options canceled............................................    (19,515)        17.19
Options exercised...........................................   (226,183)        14.95
                                                              ---------

Options outstanding at November 30, 1998....................    787,262         16.02
Options exercised...........................................     (1,139)        16.96
Options cashed out at the effective time of the merger......   (786,123)        16.02
                                                              ---------

Options outstanding at February 2, 1999.....................         --            --
                                                              =========
Options granted.............................................    189,210         20.06
Options canceled............................................    (37,370)        20.06
                                                              ---------

Options outstanding at November 30, 1999....................    151,840         20.06
Options granted.............................................     43,840         33.61
Options canceled............................................     (4,647)        25.49
Options exercised...........................................        (87)        20.06
                                                              ---------

Options outstanding at November 30, 2000....................    190,946         23.04
                                                              =========

Options exercisable at November 30, 1998....................    347,992         15.25
Options exercisable at November 30, 1999....................         --            --
Options exercisable at November 30, 2000....................     37,646         22.78

    The following table provides additional information relative to stock options outstanding at November 30, 2000:

                                                 OPTIONS OUTSTANDING
                                  -------------------------------------------------
                                                WEIGHTED-AVERAGE                           OPTIONS EXERCISABLE
                                                   REMAINING                          ------------------------------
RANGE OF                            NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES                   OUTSTANDING    LIFE IN YEARS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------                   -----------   ----------------   ----------------   -----------   ----------------
$20.060  $20.060................    149,040           8.30             $20.060          29,805          $20.060
$33.109  $33.109................     38,906           9.48             $33.109           7,841          $33.109
$38.530  $38.530................      1,000           9.63             $38.530              --               --
$41.310  $41.310................      2,000           9.80             $41.310              --               --
                                    -------           ----             -------          ------          -------
$20.060  $41.310................    190,946           8.57             $23.038          37,646          $22.778

    The FASB has issued SFAS No. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 provides, among other things, that companies may elect to either record expense based on the fair value of stock-based compensation upon issuance or continue to apply the methods prescribed by

                             HARVEYS CASINO RESORTS

10. STOCK-BASED COMPENSATION (CONTINUED)
Accounting Principles Board Opinion No. 25 ("APB No. 25") whereby no compensation cost is recognized upon grant if certain requirements are met. The Company elected to continue to account for stock-based compensation in accordance with APB No. 25.

    Had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, net income for fiscal year 1998 would have been reduced to the pro forma amounts included in the table below. The table also discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option pricing model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

                                                              PREDECESSOR COMPANY
                                                                   YEAR ENDED
                                                               NOVEMBER 30, 1998
                                                              --------------------
                                                              DOLLARS IN THOUSANDS
Income before extraordinary item
  As reported...............................................        $18,702
  Pro forma.................................................         17,938
Net income
  As reported...............................................        $18,702
  Pro forma.................................................         17,938

Weighted-average assumptions
  Expected stock price volatility...........................          31.24%
  Risk-free interest rate...................................           5.07%
  Expected option lives (years).............................           3.44
  Expected dividend yield...................................           0.80%
  Estimated fair value of options granted...................        $  6.53

    The stock-based compensation cost calculated pursuant to the provisions of SFAS No. 123 would have an immaterial effect on net income for the period ended November 30, 1999 and the year ended November 30, 2000.

                             HARVEYS CASINO RESORTS

11. EMPLOYEE BENEFIT PLANS

    401(K) PLAN

    The Company maintains a defined contribution retirement savings plan for all full-time employees who have at least one year of continuous employment and 1,000 hours of service. The Company contributes amounts equal to 50% of each eligible employee's voluntary contributions. For purposes of determining the Company's required contribution to the plan, the employee's voluntary contributions cannot exceed 6% of the employee's qualified compensation. The Company's contribution to the plan for the year ended November 30, 1998 amounted to approximately $1.4 million. The Company's contribution to the plan for the period of December 1, 1998 through February 1, 1999 and the period February 2, 1999 through November 30, 1999 amounted to approximately $418,000 and $1.1 million, respectively. The Company's contribution to the plan for the year ended November 30, 2000 amounted to approximately $1.6 million.

    LONG-TERM INCENTIVE PLAN

    In 1994, the Company adopted a long-term incentive plan for key employees. Under the plan, incentives were accrued based upon annual operating results; however, ultimate payment of these incentives was contingent upon the Company attaining certain financial objectives over consecutive and concurrent three-year periods. As of November 30, 1998, the amount due to plan participants was approximately $1.6 million. At the effective time of the Colony/Harveys merger, the Company terminated the long-term incentive plan and made final lump sum payments, at the maximum payout value, to the participants in the aggregate amount of approximately $3.1 million.

    DEFERRED COMPENSATION PLAN

    In 1990, the Company established a non-qualified deferred compensation plan for designated executives and outside directors. Individuals electing to participate in this plan may voluntarily defer receipt of up to twenty-five percent (25%) of their annual compensation. The Company credits deferred compensation to each participant's account, and adds interest on such amounts to the participant's account each quarter. The interest rate paid on amounts deferred prior to calendar year 1995 is the prime rate at the beginning of each quarter plus five percent (14.50% at November 30, 2000). The interest rate paid on amounts deferred subsequent to December 31, 1994 is the prime rate plus two and one-half percent (12.00% at November 30, 2000). The Company is under no obligation to fund amounts under this plan, and such amounts are unsecured and treated as general obligations of the Company. As of November 30, 1999 and 2000, the amount due participants in this plan was approximately $3.4 million and $3.8 million, respectively.

    POSTRETIREMENT BENEFITS

    The Company provides postretirement medical benefits for certain key executives and members of the Company's board of directors. The Company had elected to amortize, over a period of 20 years the accumulated postretirement benefit obligation (transition obligation) related to prior service costs. At the effective time of the Colony/Harveys merger, the application of purchase method accounting required Harveys to recognize as a liability the unamortized accumulated postretirement benefit obligation, unrecognized prior service cost and any unrecognized net loss. As a result, the Company recognized an additional increase in the net liability attributable to the post retirement benefit plan of approximately $422,000.

                             HARVEYS CASINO RESORTS

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table reconciles the unfunded status of our plan with the accrued postretirement benefit liability recognized in our consolidated balance sheets.

                                            PREDECESSOR COMPANY
                                    ------------------------------------     FEBRUARY 2, 1999
                                       FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                          ENDED             THROUGH               THROUGH                ENDED
                                    NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                    -----------------   ----------------   ---------------------   -----------------
CHANGE IN BENEFIT OBLIGATION:
  Beginning of period.............     $   915,072        $ 1,143,780           $ 1,262,493           $ 1,228,297
  Service cost....................          78,782             13,679                43,077                64,863
  Interest Cost...................          67,884             13,492                69,771               103,401
  Change in discount rate.........          69,633                 --               (55,800)                   --
  Experience loss.................          17,374             91,542                40,217               175,222
  Benefits paid...................          (4,965)                --              (131,461)             (113,403)
                                       -----------        -----------           -----------           -----------
  End of period...................     $ 1,143,780        $ 1,262,493           $ 1,228,297           $ 1,458,380
                                       ===========        ===========           ===========           ===========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at
    beginning of period...........              --                 --                    --                    --
  Actual return on plan assets....              --                 --                    --                    --
  Employer contribution...........           4,965                 --               131,461               113,403
  Benefits paid...................          (4,965)                --              (131,461)             (113,403)
                                       -----------        -----------           -----------           -----------
  Fair value of plan assets at end
    of period.....................              --                 --                    --                    --

  Funded status...................        (810,435)        (1,262,493)           (1,228,297)           (1,458,380)
  Unrecognized actuarial loss.....         (73,418)                --               (15,583)              159,639
  Unrecognized prior service
    cost..........................         (89,181)                --                    --                    --
  Unrecognized net initial asset
    (obligation)..................        (170,746)                --                    --                    --
                                       -----------        -----------           -----------           -----------
  Accrued benefit liability.......     $(1,143,780)       $(1,262,493)          $(1,243,880)          $(1,298,741)
                                       ===========        ===========           ===========           ===========

    For the periods ending November 30, 1999 and 2000 a discount rate of 7.75% was used to arrive at year-end obligations. For fiscal year ending November 30, 1998 a discount rate of 6.75% was used. The Company assumed future medical costs will increase 6% per year.

                             HARVEYS CASINO RESORTS

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company's current policy is to fund the plan as covered benefits are paid. The following table sets forth the components of the net periodic postretirement benefit costs.

                                            PREDECESSOR COMPANY
                                    ------------------------------------     FEBRUARY 2, 1999
                                       FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                          ENDED             THROUGH               THROUGH                ENDED
                                    NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                    -----------------   ----------------   ---------------------   -----------------
COMPONENTS OF NET PERIODIC
  POSTRETIREMENT BENEFIT COSTS:
  Service cost....................      $ 78,782            $13,679              $ 43,077              $ 64,863
  Interest cost...................        67,884             13,492                69,771               103,401
  Expected return on plan
    assets........................            --                 --                    --                    --
  Amortization of unrecognized
    transition obligation.........        12,197              2,033                    --                    --
  Amortization of prior service
    cost..........................         6,683              1,114                    --                    --
  Recognized net actuarial loss...            --                115                    --                    --
                                        --------            -------              --------              --------
  Net periodic postretirement
    benefit cost..................      $165,546            $30,433              $112,848              $168,264
                                        ========            =======              ========              ========

    Increasing the assumed health care cost trend rates by one percentage pont in each future year would increase the postretirement benefit obligation by approximately $133,000 at February 1, 1999; $145,000 at November 30, 1999; and $224,000 at November 30, 2000. A one percent increase in the assumed health care cost trend in each future year would increase the service and interest costs components of the net periodic benefit cost by approximately $23,000 for fiscal year 1998; $4,000 for the period of December 1, 1998 through February 1, 1999; $16,000 for the period from February 2, 1999 through November 30, 1999; and $24,000 for fiscal year 2000. Likewise a one percent decrease in the assumed health care cost trend for each future year would have decreased the postretirement benefit obligation by approximately $100,000 at February 1, 1999; by approximately $110,000 at November 30, 1999; and by approximately $170,000 at November 30, 2000. A one percent decrease would have decreased the service and interest costs components by approximately $4,000 for the period December 1, 1998 through February 1, 1999; by approximately $12,000 for the period
February 2, 1999 through November 30, 1999; and by approximately $27,000 for fiscal year 2000.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

    The Company provides noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under the supplemental executive retirement plans is age 65, and participants receive benefits based on years of service and compensation. The Company also provided a noncontributory plan for members of the Company's board of directors. At the effective time of the Colony/Harveys merger, the application of purchase method accounting required Harveys to recognize as a liability the unamortized accumulated benefit obligation, unrecognized prior service cost and any unrecognized net loss. As a result, Harveys recognized an additional increase in the liability attributable to the supplemental executive retirement plans of approximately $4.1 million and the elimination of a related intangible asset of approximately $2.6 million. Additionally, at the time of the Colony/Harveys merger, those members of the Company's board of directors who had a vested benefit in their plan

                             HARVEYS CASINO RESORTS

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
received a lump sum payment and that plan was terminated. The following table reconciles the unfunded status of the Company's plan with the accrued pension benefit liability recognized in our consolidated balance sheets.

                                            PREDECESSOR COMPANY
                                    ------------------------------------     FEBRUARY 2, 1999
                                       FISCAL YEAR      DECEMBER 1, 1998   (DATE OF ACQUISITION)      FISCAL YEAR
                                          ENDED             THROUGH               THROUGH                ENDED
                                    NOVEMBER 30, 1998   FEBRUARY 1, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                    -----------------   ----------------   ---------------------   -----------------
CHANGE IN BENEFIT OBLIGATION:
  Beginning of period.............    $ 15,133,038        $ 17,841,348         $ 14,722,986          $ 13,768,076
  Service cost....................         649,139             139,118              407,543               185,419
  Interest cost...................       1,096,557             199,414              803,447             1,013,487
  Change in discount rate.........         834,570                  --           (1,481,732)                   --
  Experience (gain) or loss.......         411,618          (2,302,642)                  --              (260,199)
  Benefits paid...................        (283,574)         (1,154,252)            (684,168)             (839,656)
                                      ------------        ------------         ------------          ------------
  End of period...................    $ 17,841,348        $ 14,722,986         $ 13,768,076          $ 13,867,127
                                      ============        ============         ============          ============
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at
    beginning of period...........              --                  --                   --                    --
  Actual return on plan assets....              --                  --                   --                    --
  Employer contribution...........         283,574           1,154,252              684,168               839,656
  Benefits paid...................        (283,574)         (1,154,252)            (684,168)             (839,656)
                                      ------------        ------------         ------------          ------------
  Fair value of plan assets at end
    of period.....................              --                  --                   --                    --

  Funded status...................     (17,841,348)        (14,722,986)         (13,768,076)          (13,867,127)
  Unrecognized actuarial (gain)
    loss..........................       3,763,138                  --           (1,481,732)           (1,702,295)
  Unrecognized prior service
    cost..........................       1,436,155                  --                   --                    --
  Unrecognized net initial asset
    (obligation)..................       1,542,423                  --                   --                    --
                                      ------------        ------------         ------------          ------------
  Accrued pension cost............    $(11,099,632)       $(14,722,986)        $(15,249,808)         $(15,569,422)
                                      ============        ============         ============          ============

    For fiscal year ended November 30, 1998 a discount rate of 6.75 percent was used. For the period ended November 30, 1999 and fiscal year 2000 a discount rate of 7.75% was used to arrive at year-end obligations. The Company assumed future salary increases of 5% per year.

                             HARVEYS CASINO RESORTS

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the components of our net periodic pension costs.

                                            PREDECESSOR COMPANY
                                   -------------------------------------     FEBRUARY 2, 1999
                                      FISCAL YEAR      FEBRUARY 2, 1998    (DATE OF ACQUISITION)      FISCAL YEAR
                                         ENDED              THROUGH               THROUGH                ENDED
                                   NOVEMBER 30, 1998   NOVEMBER 30, 1999     NOVEMBER 30, 1999     NOVEMBER 30, 2000
                                   -----------------   -----------------   ---------------------   -----------------
COMPONENTS OF NET PERIODIC
  PENSION COSTS:
  Service cost...................     $  649,139           $139,118             $  407,543            $  185,419
  Interest cost..................      1,096,557            199,414                803,447             1,013,487
  Expected return on plan
    assets.......................             --                 --                     --                    --
  Amortization of unrecognized
    transition obligation........        171,699             28,617                     --                    --
  Amortization of prior service
    cost.........................        212,997             35,500                     --                    --
  Recognized net actuarial (gain)
    loss.........................        123,043             28,036                     --               (39,636)
                                      ----------           --------             ----------            ----------
  Net periodic pension cost......     $2,253,435           $430,685             $1,210,990            $1,159,270
                                      ==========           ========             ==========            ==========

    SELF INSURED PLANS

    The Company is self insured for employee medical coverage and workers' compensation for the benefit of its employees. Estimated accrued obligations for claims under these self-insured plans as of November 30, 1999 and 2000 were approximately $2.5 million and $3.3 million, respectively. The Company's maximum liability under both plans is limited by stop-loss agreements with insurance companies.

12. COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    In connection with the acquisition of the net assets of Bluffs Run Casino, the Company was obligated to enter into an irrevocable standby letter of credit to support $45.0 million of contingent consideration it may be obligated to pay. In connection with regulatory requirements, the Company was required to issue irrevocable standby letters of credit to guarantee payment of workers' compensation benefits. Outstanding standby letters of credit as of November 30, 2000 were as follows:

                                                   AMOUNT      EXPIRATION DATE
                                                 -----------   ---------------
Contingent purchase price consideration........  $45,000,000   October 5, 2001
St. Paul Fire and Marine (workers'
  compensation)................................    1,012,500   April 15, 2001
State of Nevada, Division of Insurance
  (workers' compensation)......................    2,500,000   April 1, 2001
                                                 -----------
                                                 $48,512,500
                                                 ===========

                             HARVEYS CASINO RESORTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    EMPLOYMENT CONTRACTS

    The Company has entered into employment agreements, each of which expires prior to February 3, 2004, with certain key executives. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans, certain stock grants and stock option provisions.

    CLAIMS AND LEGAL ACTIONS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, all pending matters are either adequately covered by insurance or if not covered by insurance, will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

13. SUBSEQUENT EVENT

    On February 1, 2001, pursuant to the documents governing the Company's preferred stock, Colony HCR Voteco elected to convert the 10 shares of Series A Preferred Stock held by it, representing all of the shares of Series A Preferred Stock issued and outstanding, into shares of Class A Common Stock, par value $.01 per share, of the Company and Colony Investors III elected to convert the 99,990 shares of Series B Preferred Stock held by it, representing all of the shares of Series B Preferred Stock issued and outstanding, into shares of Class B Common Stock, par value $.01 per share, of the Company. In connection with such conversion, pursuant to the documents governing the Company's preferred stock, the Board of Directors of the Company also elected to satisfy the dividends on the Series A Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class A Common Stock and elected to satisfy the dividends on the Series B Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class B Common Stock. As a result of such conversion and the payment of such accrued and unpaid dividends, Colony HCR Voteco received an aggregate of 28,484 shares of Class A Common Stock and Colony Investors III received an aggregate of 3,229,859 shares of Class B Common Stock.

    Immediately after the conversion, Colony HCR Voteco directly beneficially owned 67,284 shares of Class A Common Stock, representing approximately 97.7% of the outstanding Class A Common Stock and aggregate voting power of the Company, and Colony Investors III directly beneficially owned 7,109,859 shares of nonvoting Class B Common Stock.

                             HARVEYS CASINO RESORTS

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth unaudited selected quarterly financial information for each quarter of fiscal 1999 and 2000. This information, in the opinion of management, includes only normal recurring adjustments necessary for a fair representation of the information set forth therein. The operating results for any quarter are not indicative of results for any future period. Quarterly results may not be comparative due to the seasonal nature of operations.

(IN THOUSANDS)                                         FIRST      SECOND     THIRD      FOURTH
--------------                                        --------   --------   --------   --------
Fiscal 1999:
  Revenue(a)........................................  $ 75,749   $ 77,716   $ 88,457   $ 98,381
  Operating income(b)...............................   (10,646)     9,342     18,528     14,742
  Income (loss) before income taxes and
    extraordinary items.............................   (15,470)     2,391     11,859      5,886
  Extraordinary item, net of tax....................      (869)        --         --         --
  Net income (loss).................................   (12,746)     1,455      7,218      3,642

Fiscal 2000:
  Revenue(c)........................................  $109,320   $117,244   $124,979   $110,545
  Operating income..................................    16,383     18,530     23,652      5,094
  Income before income taxes and cumulative effect
    of an accounting change.........................     6,516      9,242     14,057     (4,358)
  Cumulative effect of an accounting change, net of
    tax.............................................    (3,142)        --         --         --
  Net income (loss).................................       605      5,314      8,079     (2,310)

------------------------

(a) Revenues for the first, second, third and fourth quarters of fiscal 1999 differ from the amounts originally reported in the Company's Quarterly Reports on Form 10-Q and the Company's Annual Report on Form 10-K, due to the reclassification of other revenue at Harveys Wagon Wheel.

(b) Operating income for the second and third quarters of fiscal 1999 differs from the amounts originally reported in the Company's Quarterly Report on Form 10-Q, due to the reclassification of gain (loss) on disposition of assets at Harveys Lake Tahoe.

(c) Revenues for the second quarter of fiscal 2000 differ from the amount originally reported in the Company's Quarterly Report on Form 10-Q, due to a reclassification of other revenue at Harveys Lake Tahoe.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 2.1                    Agreement and Plan of Merger dated as of April 17, 2000 by and among PH Casino Resorts, Inc., Harveys Casino Resorts, and Pinnacle Acquisition Corporation (20)

 2.2 Agreement and Plan of Merger dated as of April 17, 2000 by and among PH Casino Resorts, Inc., Harveys Casino Resorts, and Harveys Acquisition Corporation (20)

 3.1                    Amendments to Articles of Incorporation of Harveys Casino
                        Resorts as Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation
                        into Harveys Casino Resorts).(7) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition
                        Corporations's Registration Statement of Form 10 (File
                        No. 0-25093), filed November 20, 1998).

 3.2                    Ninth Amended and Restated Bylaws of the Registrant(21)

 4.1                    Form of Stock Certificate of the Registrant(10)

 4.2                    Indenture, dated as of May 15, 1996 (the "Original
                        Indenture") by and among the Registrant, Harveys Wagon Wheel
                        Casino Limited Liability Company, Harveys C. C. Management
                        Company, Inc., Harveys Iowa Management Company, Inc. and
                        Harveys L. V. Management Company, Inc. (the "Guarantors")
                        and IBJ Schroder Bank & Trust Company as Trustee (including form of Note)(3)

 4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture(4)

 4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture(6)

 4.5                    Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management
                        Company, Inc., Harveys C. C. Management Company, Inc.,
                        Harveys Iowa Management Company, Inc., Harveys L. V.
                        Management Company, Inc. and IBJ Schroder Bank and Trust
                        Company, supplementing the Original Indenture(10)

 4.6                    Fourth Supplemental Indenture, dated as of December 24,
                        1998, among the Registrant, Harveys Tahoe Management
                        Company, Inc., Harveys C. C. Management Company, Inc.,
                        Harveys Iowa Management Company, Inc., Harveys L. V.
                        Management Company, Inc. and IBJ Schroder Bank and Trust
                        Company, supplementing the Original Indenture(10)

 4.7                    Fifth Supplemental Indenture, dated as of October 5, 1999
                        among the Registrant, Harveys Tahoe Management
                        Company, Inc., Harveys C. C. Management Company, Inc.,
                        Harveys Iowa Management Company, Inc., Harveys L. V.
                        Management Company, Inc., HBR Realty Company, Inc., Harveys
                        BR Management Company, Inc. and IBJ Whitehall Bank and Trust
                        Company, supplementing the Original Indenture(16)

 4.8                    Certificate of Designation of the 13 1/2% Series A Senior
                        Redeemable Convertible Cumulative Preferred Stock ($0.01 per
                        value per share) and the 13 1/2% Series B Redeemable
                        Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts(7)

 4.9                    Certificate of Amendment, dated as of February 7, 2000, to the Certificate of Designation of the 13 1/2% Series A
                        Senior Redeemable Convertible Cumulative Preferred Stock
                        ($0.01 par value per share) and the 13 1/2% Series B Senior
                        Redeemable Convertible Cumulative Preferred Stock ($0.01 par
                        value per share) of Harveys Casino Resorts(17)

 4.10                   Certificate of Amendment, dated as of October 3, 2000, to
                        the Certificate of Designation of the 13 1/2% Series A
                        Senior Redeemable Convertible Cumulative Preferred Stock
                        ($0.01 par value per share) and the 13 1/2% Series B Senior
                        Redeemable Convertible Cumulative Preferred Stock ($0.01 par
                        value per share) of Harveys Casino Resorts(19)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.1                   Second Amended and Restated Credit Agreement, dated as of
                        October 5, 1999, among Harveys Casino Resorts, a Nevada
                        corporation, Harveys C. C. Management Company, Inc., a
                        Nevada corporation, Harveys Iowa Management Company, Inc., a
                        Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada corporation, HBR Realty Company, Inc., a Nevada
                        corporation, Harveys BR Management Company, Inc., a Nevada corporation, HCR Services Company, Inc., a Nevada
                        corporation, as Borrowers, the Lenders herein named, Wells
                        Fargo Bank, National Association, as Swingline Lender, L/C
                        Issuer and Agent Bank, Credit Lyonnais Los Angeles Branch,
                        as Syndication Co-Agent, Deutsche Banc Securities, as
                        Documentation Agent, Societe Generale and Bank One, N. A. as
                        Co-Managing Agents(17)

 10.2                   First Amendment to Second Amended and Restated Credit
                        Agreement, dates as of April 14, 2000 by and among Harveys
                        Casino Resorts, a Nevada corporation, Harveys Tahoe
                        Management Company, Inc., a Nevada corporation, HBR Realty
                        Company, Inc., a Nevada corporation, HCR Services
                        Company, Inc., a Nevada corporation. as Borrowers, the
                        Lenders herein named, Wells Fargo Bank, National Association as Swingline Lender, L/C Issuer and Agent Bank(18)

 10.3                   Net Lease Agreement, dated February 28, 1985, between Park
                        Cattle Co. and the Registrant(1)

 10.4                   Lease, dated July 9, 1973, between Park Cattle Co. and the
                        Registrant(1)

 10.5                   Supplemental Executive Retirement Plan(1)*

 10.6                   Senior Supplemental Executive Retirement Plan(1)*

 10.7                   Honorary Director Resolution--Vera Gross(1)

 10.8                   Form of Indemnification Agreement for Directors and Officers
                        and Schedule of Indemnities(10)

 10.9                   Harveys Casino Resorts Management Incentive Plan, approved
                        August 8, 1995(2)*

 10.10                  Employment Agreement and Agreement and Covenant Not to
                        Compete or Use or Disclose Trade Secrets, each dated as of December 6, 1999, by and between John R. Bellotti and
                        Harveys Casino Resorts(18)*

 10.11                  Amended and Restated Employment Agreement dated as of
                        April 28, 2000, by and between Harveys Casino Resorts and
                        Charles W. Scharer(18)*

 10.12                  Amended and Restated Employment Agreement dated as of
                        April 28, 2000, by and between Harveys Casino Resorts and
                        John J. McLaughlin(18)*

 10.13                  2001 Deferred Compensation Plan Participants(21)

 10.14                  Deferred Compensation Plan, Form of Agreement(5)*

 10.15                  Employment Agreement and Agreement and Covent Not to Compete
                        or Use or Disclose Trade Secrets, each dated as of
                        August 23, 1999 by and between Daniel J. Roy, Jr. and
                        Harveys Casino Resorts(21)*

 10.16                  Employment Agreement and Agreement and Covent Not to Compete
                        or Use or Disclose Trade Secrets, each dated as of July 25,
                        2000 by and between Edward B. Barraco and Harveys Casino
                        Resorts(21)*

 10.17 Employment Agreement entered into on November 20, 2000 and effective as of December 1, 2000, by and between Harveys
                        Casino Resorts and Wade Hundley(21)*

 10.18 Separation Agreement made and entered into January 4, 2001 by and between Harveys Casino Resorts and Charles W.
                        Scharer(21)*

 10.19                  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and Charles W.
                        Scharer(10)*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.20                  Employment Agreement and Agreement and Covenant Not to
                        Compete or Use or Disclose Trade Secrets, each dated as of
                        June 30, 2000, by and between Gary Armentrout and Harveys
                        Casino Resorts(19)*

 10.21 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Gary Armentrout(19)*

 10.22 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Ed Barraco(19)*

 10.23 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and John R. Bellotti(19)*

 10.24 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Daniel J. Roy Jr.(19)*

 10.25 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and William Stephens(19)*

 10.26 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and Verne Welch(19)*

 10.27 Executive Retention Award dated as of May 15, 2000 by and between the Registrant and James J. Rafferty(19)*

 10.28                  Employment Agreement dated as of July 21, 2000 and Agreement and Covenant Not to Compete or Use or Disclose Trade
                        Secrets, dated as of August 29, 2000, each by and between
                        Registrant and James J. Rafferty(19)*

 10.29                  Assignment of Leases, effective June 1, 1997, by and between
                        Harveys Casino Resorts, formerly known as Harvey's Wagon
                        Wheel, Inc., a Nevada corporation, Harveys Tahoe Management
                        Company, Inc., a Nevada corporation, and Park Cattle Co., a
                        Nevada corporation(6)

 10.30 Third Amendment to Lease Agreement, dated June 1, 1997, by and between Park Cattle Co., a Nevada corporation, and Harveys Casino Resorts, formerly known as Harvey's Wagon
                        Wheel, Inc., a Nevada corporation(6)

 10.31 First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co., a Nevada corporation, and Harveys
                        Casino Resorts, formerly known as Harveys Wagon
                        Wheel, Inc., a Nevada corporation (Douglas County, Nevada property)(6)

 10.32 First Amendment to Lease Agreement, dated June 1, 1997, between Park Cattle Co., a Nevada corporation, and Harveys
                        Casino Resorts, formerly known as Harveys Wagon
                        Wheel, Inc., a Nevada corporation (El Dorado County,
                        California property)(6)

 10.33                  Harveys Casino Resorts Change of Control Plan, effective
                        June 1, 1997(9)*

 10.34                  First Amendment to Harveys Casino Resorts Change of Control
                        Plan, dated February 2, 1999(21)*

 10.35                  Supplemental Executive Retirement Plan, effective as of
                        November 20, 1997(9)*

 10.36                  Deferred Compensation Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts and John J.
                        McLaughlin(10)*

 10.37                  1999 Omnibus Stock Incentive Plan(10)*

 10.38                  Stockholders Agreement entered into as of February 2, 1999 by and among Harveys Casino Resorts (the "Company"), Colony
                        HCR Voteco LLC, Colony Investors III, L. P. And the
                        securityholders of the Company as identified from time to
                        time on Schedule A thereto(10)*

 10.39                  Noncompetition and Trade Secret Agreement dated as of
                        February 1, 1998 by and among Harveys Acquisition
                        Corporation and the individuals signatory thereto(8)*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.40                  Form of Stock Option and Restricted Stock Agreement dated as of February 2, 1999 by and between Harveys Casino Resorts
                        and Certain Executives(10)*

 10.41                  Schedule of Executives Party to Stock Option and Restricted
                        Stock Agreements dated as of February 2, 1999(21)

 10.42                  Form of Deferred Compensation Agreement dated as of
                        February 2, 1999 by and between Harveys Casino Resorts and
                        Certain Executives(10)*

 10.43                  Schedule of Executives Party to Deferred Compensation
                        Agreements dated as of February 2, 1999(21)

 10.44 Employment Agreement made and entered into June 14, 1999 between Harveys Casino Resorts and William Stephens(11)*

 10.45                  Agreement and Covenant Not to Compete or Use or Disclose
                        Trade Secrets made and entered into on May 7 1999 by and between William Stephens and Harveys Casino Resorts(21)

 10.46                  Stock Option and Restricted Stock Agreement dated as of
                        May 7, 1999 by and between Harveys Casino Resorts and
                        William Stephens(11)*

 10.47                  Deferred Compensation Agreement dated as of May 7, 1999 by and between Harveys Casino Resorts and William Stephens(11)*

 10.48 Employment Agreement made and entered into on August 17, 1999 by and between Harveys Casino Resorts and Verne
                        Welch(12)*

 10.49                  Agreement and Covenant Not to Compete or Use or Disclose
                        Trade Secrets made and entered into on August 17, 1999 by and between Verne Welch and Harveys Casino Resorts(12)*

 10.50                  Stock Option and Restricted Stock Agreement dated as of
                        February 2, 1999 by and between Harveys Casino Resorts and
                        Charles W. Scharer(10)*

 10.51                  Stock Option and Restricted Stock Agreement dated as of
                        February 2, 1999 by and between Harveys Casino Resorts and
                        John J. McLaughlin(10)*

 10.52 Purchase and Sale Agreement and Joint Escrow Instructions dated August 31, 1999 by and between HBR Realty
                        Company, Inc., a Nevada corporation, and Iowa West Racing
                        Association, Nonprofit Corporation, an Iowa nonprofit corporation(13)

 10.53                  Lease by and between HBR Realty Company, Inc., a Nevada
                        corporation, as Landlord, and Iowa West Racing Association,
                        Nonprofit Corporation, an Iowa nonprofit corporation, as
                        Tenant, dated October 5, 1999(15)

 10.54                  Form of Management Stock Option and Restricted Stock
                        Agreement dated as of May 26, 2000 between Harveys Casino
                        Resorts and Certain Executive Officers(21)

 10.55                  Schedule of Executive Officers Party to the Management Stock
                        Option and Restricted Stock Agreement dated as of May 26,
                        2000(21)

 10.56 Restricted Stock Agreement dated as of May 26, 2000 by and between Harveys Casino Resorts and John J. McLaughlin(21)

 10.57                  First Amendment to Purchase and Sale Agreement and Joint
                        Escrow Instructions by and between HBR Realty
                        Company, Inc., and Iowa West Racing Association, Nonprofit
                        Corporation, dated October 6, 1999(15)

 10.58                  Amended and Restated Excursion Boat Sponsorship and
                        Operations Agreement by and between Iowa West Racing
                        Association, and Harveys Iowa Management Company, Inc., dated October 6, 1999(15)

 10.59                  Management Agreement by and between Harveys BR Management
                        Company, Inc., and Iowa West Racing Association dated
                        October 6, 1999(15)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 16.1                   Deloitte & Touche LLP's letter regarding change in
                        certifying accountant(19)

 21.1                   List of Subsidiaries of the Registrant(21)

 27                     Financial Data Schedule (20)

------------------------

*   Indicates management contract or compensatory arrangement.

(1) Incorporated herein by reference to Registration Statement No. 33-70670

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the period ended November 30, 1995

(3) Incorporated herein by reference to Registration Statement No. 333-3576

(4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1997

(6) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

(7) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 12, 1999

(8) Incorporated herein by reference to Registration Statement on Form 10 of Harveys Acquisition Corporation, File No. 0-25093, filed November 20, 1998

(9) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1997

(10) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

(11) Incorporated herein by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended May 31, 1999.

(12) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1999.

(13) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 1999.

(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed March 18, 1999.

(15) Incorporated herein by reference to the Registrant's Annual Report of Form 10-K for the period ended November 30, 1999.

(16) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed January 22, 2001.

(17) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 2000.

(18) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 2000.

(19) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2000.

(20) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 27, 2000.

(21) Filed herewith.