Form 10-Q
period 2001-02-28
HARVEYS CASINO RESORTS
filed 2001-04-16
CIK 914022

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 68,876 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 7,268,427, each as of April 5, 2001.

                             HARVEYS CASINO RESORTS

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets,
                  February 28, 2001 and November 30, 2000                                      3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended February 28, 2001,
                  and the Three Months Ended February 29, 2000                                 4

                  Condensed Consolidated Statements of Cash
                  Flows for the Three Months Ended February 28, 2001,
                  and the Three Months Ended February 29, 2000                                 5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                   6

 Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               10


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          17

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                   20

 Item 2.  Changes in Securities                                                               20

 Item 3.  Defaults Upon Senior Securities                                                     20

 Item 4.  Submission of Matters to a Vote of Security Holders                                 20

 Item 5.  Other Information                                                                   20

 Item 6.  Exhibits and Reports on Form 8-K                                                    21

SIGNATURES                                                                                    22

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                             HARVEYS CASINO RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                       FEBRUARY 28,        NOVEMBER 30,
                                                                                           2001                2000
                                                                                       ------------        ------------
                                   ASSETS
Current assets
     Cash and cash equivalents                                                           $ 33,803           $ 28,646
     Accounts and notes receivable, net                                                     6,971              6,346
     Prepaid expenses                                                                       2,683              2,757
     Other current assets                                                                  11,490             11,667
                                                                                       ------------        ------------
          Total current assets                                                             54,947             49,416

Property and equipment (net of accumulated depreciation of
     $52,414 and $45,533)                                                                 423,419            427,590
Cost in excess of net assets acquired                                                     149,455            151,336
Other assets                                                                               19,452             20,951
                                                                                       ------------        ------------
         Total assets                                                                    $647,273           $649,293
                                                                                       ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts and contracts payable                                                       $ 6,790            $ 4,489
     Accrued expenses                                                                      36,979             42,450
                                                                                       ------------        ------------
          Total current liabilities                                                        43,769             46,939
Long-term debt                                                                            367,373            364,004
Deferred income taxes                                                                      55,725             55,725
Other liabilities                                                                          28,407             28,139
                                                                                       ------------        ------------
          Total liabilities                                                               495,274            494,807
                                                                                       ------------        ------------

Preferred stock, $.01 par value, 1,000,000 shares authorized; 10 Series A and
99,990 Series B 13 1/2% senior redeemable convertible cumulative shares issued
and outstanding at November 30, 2000 (liquidation value $55,000)                               -              70,166
                                                                                       ------------        ------------
Stockholders' equity
     Common stock, $.01 par value, 20,000,000 shares authorized;
     7,337,303 shares issued and outstanding at  February  28, 2001,  and
     4,078,784 shares issued and outstanding at  November 30, 2000                             73                 41
     Additional paid-in capital                                                           146,654             74,959
     Retained earnings                                                                      5,272              9,320
                                                                                       ------------        ------------
          Total stockholders' equity                                                      151,999             84,320
                                                                                       ------------        ------------
          Total liabilities and stockholders' equity                                     $647,273           $649,293
                                                                                       ============        ============

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                     THREE MONTHS                 THREE MONTHS
                                                                         ENDED                       ENDED
                                                                    FEBRUARY 28, 2001           FEBRUARY 29, 2000
                                                                    -----------------           -----------------
Revenues
      Casino                                                              $ 86,362                    $ 90,159
      Racing                                                                 1,229                       1,337
      Lodging                                                                9,212                       8,695
      Food and beverage                                                     13,977                      14,324
      Other                                                                  2,283                       2,333
      Less: Casino promotional allowances                                   (7,583)                     (7,528)
                                                                    -----------------           -----------------
                Total net revenue                                          105,480                     109,320
                                                                    -----------------           -----------------

Costs and expenses
      Casino                                                                45,406                      43,826
      Racing                                                                 2,802                       2,756
      Lodging                                                                2,819                       3,032
      Food and beverage                                                      9,480                       9,927
      Other operating                                                          907                         893
      Selling, general and administrative                                   27,918                      23,361
      Depreciation and amortization                                          9,869                       9,142
      Cost related to terminated merger                                      1,474                           -
                                                                    -----------------           -----------------
                Total costs and expenses                                   100,675                      92,937
                                                                    -----------------           -----------------
Operating income                                                             4,805                      16,383
                                                                    -----------------           -----------------

Other income (expense)
Interest income                                                                 37                          36
Interest expense                                                            (8,983)                     (9,798)
Other, net                                                                     (74)                       (105)
                                                                    -----------------           -----------------
                Total other income (expense)                                (9,020)                     (9,867)
                                                                    -----------------           -----------------

Income (loss) before income taxes and cumulative
      effect of accounting change                                           (4,215)                      6,516
Income tax benefit (provision)                                               1,729                      (2,769)
                                                                    -----------------           -----------------
Income (loss) before cumulative effect of accounting
      change                                                                (2,486)                      3,747
Cumulative effect of accounting change, net of taxes                           -                        (3,142)
                                                                    -----------------           -----------------
Net income (loss)                                                         $ (2,486)                   $    605
                                                                    =================           =================

        The accompanying notes are an integral part of these statements.

                             HARVEYS CASINO RESORTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                       THREE MONTHS                 THREE MONTHS
                                                                           ENDED                       ENDED
                                                                     FEBRUARY 28, 2001           FEBRUARY 29, 2000
                                                                     -----------------           -----------------
Cash flows from operating activities
     Net income (loss)                                                    $ (2,486)                       $ 605
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:

        Depreciation and amortization                                        9,869                        9,142
        Amortization of deferred compensation                                  805                          170
        Other, net                                                          (3,514)                       1,561
                                                                     -----------------           -----------------
          Net cash provided by operating  activities                         4,674                       11,478
                                                                     -----------------           -----------------

Cash flows from investing activities
     Capital expenditures                                                   (3,102)                      (3,345)
     Change in construction payables                                           (57)                      (1,873)
     Other, net                                                                 18                          20
                                                                     -----------------           -----------------
          Net cash used in investing activities                             (3,141)                      (5,198)
                                                                     -----------------           -----------------

Cash flows from financing activities
     Net (payments) borrowings under credit agreement                        3,624                      (3,924)
     Other net                                                                   -                          (1)
                                                                     -----------------           -----------------
          Net cash provided (used in) financing activities                   3,624                      (3,925)
                                                                     -----------------           -----------------

Increase in cash and cash equivalents                                        5,157                       2,355
Cash and cash equivalents at beginning of period                            28,646                      32,496
                                                                     -----------------           -----------------
Cash and cash equivalents at end of period                                 $33,803                     $34,851
                                                                     =================           =================

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

1. BASIS OF PRESENTATION AND CONSOLIDATION

   Founded in 1944, Harveys has been engaged in the casino entertainment industry for over 56 years. Through five wholly-owned subsidiaries, Harveys owns and operates four casino facilities in three distinct markets in three states. Harveys Tahoe Management Company, Inc. owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc. is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. Harveys C. C. Management Company, Inc. owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Through HBR Realty Company, Inc., and Harveys BR Management Company, Inc., the Company owns the assets (except the gaming equipment) of, and manages, Bluffs Run Casino, a greyhound racetrack and casino in Council Bluffs, Iowa. The Company purchased the assets of Bluffs Run Casino (except the gaming equipment) from Iowa West Racing Association (an Iowa not-for-profit corporation). Due to certain licensing requirements under Iowa law, Iowa West Racing Association continues to own the gaming equipment and hold the pari-mutuel and gaming licenses under Iowa law with respect to Bluffs Run Casino and leases from Harveys the other assets. Harveys receives management fees and lease income from Iowa West Racing Association generally equal to the cash flow from the operations of Bluffs Run Casino.

   The condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   The condensed consolidated balance sheet as of November 30, 2000 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at February 28, 2001 and February 29, 2000, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

   Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income (loss).

   All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. Results of operations for interim periods should not be considered to be indicative of results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

2. LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands) as of:


                                                                        FEBRUARY 28, 2001      NOVEMBER 30, 2000
                                                                        -----------------      -----------------
      10 5/8% Senior Subordinated Notes, due 2006                           $ 150,000              $ 150,000
      Unamortized premium on Senior Subordinated Notes                          5,373                  5,628
                                                                        -----------------      -----------------
                                                                              155,373                155,628
      Note payable to banks                                                   212,000                208,376
                                                                        -----------------      -----------------

                                                                            $ 367,373              $ 364,004
                                                                        =================      =================

   Senior Subordinated Notes - The indenture governing the senior subordinated notes contains certain covenants that impose limitations on among other things: (i) the incurrence of additional indebtedness by the Company, (ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each defined in the indenture), (iv) mergers, consolidations and sales of assets,
   (v) the creation or incurrence of liens on the assets of the Company, and
   (vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at February 28, 2001.

   The premium on the senior subordinated notes is being amortized as a reduction of interest expense over the remaining term of the notes.

   Note Payable to Banks - A credit facility, dated as of October 5, 1999, provides a revolving loan facility, a swingline facility that allows borrowing on same-day notice and a letter of credit facility. The Company can borrow up to $10 million dollars under the swingline facility. The maximum available under the credit facility, including amounts outstanding under the swingline facility and letters of credit exposure, was originally $335 million. The maximum permitted principal balance reduces quarterly by scheduled amounts and at February 28, 2001 was approximately $325.0 million. The credit facility matures and is fully due and payable on September 30, 2004.

   At February 28, 2001, the Company had $212.0 million in outstanding borrowings and approximately $48.5 million in letters of credit exposure under the credit facility.

   The amounts the banks lend under the credit facility are secured by substantially all of the

   Company's assets including a pledge of the capital stock of its subsidiaries.

   The credit facility contains a number of covenants that restrict the ability of the Company to: (i) dispose of assets, (ii) incur additional indebtedness,
   (iii) prepay any of the 10 5/8% senior subordinated notes, (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests and maintain certain levels of annual capital expenditures. At February 28, 2001, the Company was in compliance with these covenants.

   Interest on outstanding borrowings under the credit facility accrues at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of total funded debt to EBITDA (as defined in and calculated as set forth in the credit agreement). The applicable margins are determined quarterly and are subject to change. At February 28, 2001 the applicable margin relative to the base rate was 1.00% and the applicable margin relative to the LIBOR was 2.00 percent. The weighted-average interest rate for the first quarter of fiscal 2001 was 8.44 percent.

   The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly by scheduled amounts over the 35 month term of the agreement. The notional amount at February 28, 2001 was approximately $34.3 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBOR was capped at 7.5 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.5 percent.

3. STOCKHOLDERS' EQUITY

   On February 1, 2001, pursuant to the documents governing the Company's preferred stock, Colony HCR Voteco, LLC elected to convert the 10 shares of the Company's Series A Preferred Stock held by it, representing all the shares of Series A Preferred Stock issued and outstanding, into shares of Class A Common Stock, par value $.01 per share, of the Company, and Colony Investors III, L. P. elected to convert the 99,990 shares of the Company's Series B Preferred Stock held by it, representing all of the shares of Series B Preferred Stock issued and outstanding, into shares of Class B Common Stock, par value $.01 per share, of the Company.

   In connection with such conversion, pursuant to the documents governing the Company's preferred stock, the Board of Directors of the Company also elected to satisfy the dividends on the Series A Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class A Common Stock and elected to satisfy the dividends on the Series B Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class B Common Stock. As a result of such conversion and the payments of such accrued and unpaid dividends, Colony HCR Voteco received an aggregate of 28,484 shares of Class A Common Stock and Colony Investors III received an aggregate of 3,229,859 shares of Class B Common Stock.

   Immediately after the conversion, Colony HCR Voteco directly beneficially owned 67,284 shares of Class A Common Stock, representing approximately 97.7% of the outstanding Class A Common Stock and aggregate voting power of the Company, and Colony Investors III directly beneficially owned 7,109,859 shares of nonvoting Class B Common Stock, representing approximately 97.8% of the outstanding Class B Common Stock.

4. RESIGNATION OF AN EXECUTIVE

   On January 4, 2001 the then President and Chief Executive Officer of the Company entered into a separation agreement with the Company whereby he resigned from his positions as President and Chief Executive Officer of the Company and from all other positions and memberships with the Company or any of its subsidiaries, all effective as of January 31, 2001.

   The Company's condensed consolidated statement of operations for the three months ended February 28, 2001 includes a charge of approximately $3.7 million, before tax benefit, for the various payments and commitments related to the separation agreement.

5. TERMINATED MERGER

   During fiscal year 2000, a newly formed subsidiary of Harveys entered into a definitive agreement with Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) pursuant to which the newly formed subsidiary would acquire by merger all the outstanding capital stock of Pinnacle (the "Harveys/Pinnacle merger"). Consummation of the Harveys/Pinnacle merger was subject to, among other things, regulatory approvals in the various jurisdictions in which Harveys and Pinnacle conduct gaming operations, completion of financing for the transaction and satisfaction of other conditions precedent. The Harveys/Pinnacle merger was not consummated in fiscal year 2000 and, in January 2001, the Company announced that the proposed Harveys/Pinnacle merger transaction had been terminated by mutual agreement of the parties. Consequently, the Company recognized charges of approximately $9.9 million in fiscal year 2000 and $1.5 million in the first quarter of fiscal year 2001 related to the terminated Harveys/Pinnacle merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the words "Harveys," "Company," "we," "our," and "us" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries, unless the context requires otherwise.

We currently own and operate Harveys Resort & Casino, Harveys Casino Hotel, Harveys Wagon Wheel and Bluffs Run Casino. We own the assets (except the gaming equipment) of Bluffs Run Casino and, under an agreement with the Iowa West Racing Association, manage Bluffs Run Casino. Iowa West Racing Association, because of certain licensing requirements under Iowa law, continues to own the gaming equipment and to hold the pari-mutuel and gambling licenses under Iowa law with respect to Bluffs Run Casino, and leases from us the other assets. We receive management fees and lease income from Iowa West Racing Association generally equal to the cash flow from the operations of Bluffs Run Casino. The following table presents certain operating results for the Company's properties.

 Results of Operations


                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                          FEBRUARY 28, 2001    FEBRUARY 29, 2000
                                          ------------------   ------------------
                                               (Dollars in thousands except
                                                     in the note hereto)
Net Revenues
  Harveys Resort & Casino                        $33,170               $32,619
  Harveys Casino Hotel                            30,899                32,834
  Bluffs Run Casino                               29,469                30,288
  Harveys Wagon Wheel                             11,942                13,579
                                          ------------------   ------------------
                                               $105,480              $109,320
                                          ==================   ==================
Operating Income (Loss)
  Harveys Resort & Casino                        $ 3,954               $ 4,686
  Harveys Casino Hotel                             5,562                 7,097
  Bluffs Run Casino                                4,207                 5,667
  Harveys Wagon Wheel                              (350)                 1,786
  Corporate and Development                      (7,094)               (2,853)
  Terminated  merger costs                       (1,474)               -
                                          ------------------   ------------------
                                                 $ 4,805              $ 16,383
                                          ==================   ==================
EBITDA (1)
  Harveys Resort & Casino                        $ 6,952               $ 7,400
  Harveys Casino Hotel                             7,901                 9,249
  Bluffs Run Casino                                7,171                 8,318
  Harveys Wagon Wheel                                634                 2,823
  Corporate and Development                      (5,704)               (2,095)
                                          ------------------   ------------------
                                                $16,954               $25,695
                                          ==================   ==================

Note to the results of operations:

(1) EBITDA is calculated as earnings before interest, taxes, depreciation and amortization, adjusted to exclude the effects of unusual, non-recurring or non-cash items. EBITDA has been adjusted to exclude the effects of the following items for the periods referenced: (i) approximately $805,000 and $170,000 of amortization expense related to restricted stock grants for the three months ended February 28, 2001 and February 29, 2000, respectively; (ii) approximately $1.5 million of costs related to the terminated Harveys/Pinnacle merger for the three months ended February 28, 2001; (iii) approximately $3.1 million for the cumulative effect of an accounting change for the three months ended February 29, 2000; and
       (iv) other non-operating expenses of approximately $74,000 and $105,000 for the three months ended February 28, 2001 and February 29, 2000, respectively. EBITDA has not been adjusted to exclude expenses of approximately $3.7 million, for the three months ended February 28, 2001, related to the resignation of our former President and Chief Executive Officer. EBITDA, as set forth above, may not be the same as "EBITDA" as defined in and calculated as set forth in the credit agreement.

       EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA is not calculated in the same manner by all entities and, accordingly, is not necessarily comparable to similarly entitled measures of other entities and may not be an appropriate measure of performance relative to other entities. EBITDA should not be construed as an indicator of the Company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. We have presented EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operation. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

SUMMARY - Our first quarter 2001 operating results were negatively impacted by:
(i) severe winter weather in the midwest, affecting our two properties in Council Bluffs; (ii) continuing intense competition in the Central City/Black Hawk, Colorado market; (iii) expenses related to the January resignation of the Company's former President and Chief Executive Officer; (iv) costs associated with the terminated Harveys/Pinnacle merger; and (v) a general softening of the economy.

Our consolidated net revenues for the first quarter of fiscal 2001 amounted to $105.5 million, a decrease of $3.8 million, or 3.5%, from consolidated net revenues for the first quarter of fiscal 2000. Our two Council Bluffs properties and our Central City, Colorado property all recognized declines in net revenues for the first quarter of fiscal year 2001 compared to the comparable prior year period, while our Lake Tahoe operations recognized a small increase in net revenues.

Consolidated operating income amounted to $4.8 million for the first quarter of fiscal 2001. This was an $11.6 million, or 70.7%, decrease from the comparable period of the prior fiscal year. In addition to decreases in operating income at all of our operating properties, the first quarter of fiscal 2001 included aggregated charges of approximately $5.2 million related to the resignation of our former President and Chief Executive Officer and costs associated with the termination of the proposed Harveys/Pinnacle merger. Excluding this $5.2 million of charges from the first quarter results, operating income for the period would have been approximately $10.0 million, compared to approximately $16.4 million for the first quarter of fiscal 2000.

LAKE TAHOE, NEVADA - Harveys Resort & Casino produced net revenues for the first quarter of fiscal 2001 of $33.2 million, an increase of $0.6 million, or 1.7%, over net revenues for the first quarter of fiscal 2000. This increase in revenues was driven by increased hotel occupancy, higher revenue per available room, an increase in the number of meals served and a higher average food check. Casino revenues at Harveys Resort & Casino for the first quarter of fiscal 2001 remained level with those of the comparable prior year period, the net result of improvements in slot machine revenues and race and sportsbook revenues, offset by declining table game revenue as the result of a lower hold percentage. Harveys Resort & Casino's operating income of $4.0 million for the first quarter of fiscal 2001 decreased by $0.7 million, or 15.6%, compared to the comparable prior year period primarily as the result of increased promotional expenses, higher utility costs and increased depreciation charges.

While Harveys Resort & Casino has not yet experienced any significant impact from competition by casinos on Native American lands in California, an expansion of the number of such casinos would likely have an adverse effect on our Lake Tahoe operations. Of the currently proposed new or expanded Native American casinos in California, we believe that three in northern California have the potential to compete significantly with Lake Tahoe and Reno casinos. Two are planned to be located near Interstate 80, the main access highway between northern California and Reno: one near Oakland, California and the other near Sacramento, California. The third would be located 20 miles east of Sacramento on U.S. Highway 50, the main access highway between northern California and south Lake Tahoe. While we cannot predict when, or if, any of these proposed casinos might open, we do not believe they will have a significant impact on our fiscal year 2001 operating results.

Progress on a redevelopment plan, adopted by the City of South Lake Tahoe and encompassing approximately 60 acres, continued during the first quarter of fiscal 2001. The first phase of the plan is already completed and included the creation of a scenic open space corridor containing public facilities and wetlands and a 400-room Embassy Suites hotel/timeshare development. The centerpiece of the second phase, an aerial gondola that transports skiers and sightseers from U. S. Highway 50 to the top of the Heavenly ski area, opened in December 2000. The second phase also includes a 197 quarter-share unit condominium hotel and a 249 unit Marriott timeshare with groundbreaking for each planned for May 2001. Under the third and final phase, Harveys has the exclusive rights to develop 16 acres on the California side of Lake Tahoe adjacent to Harveys Resort & Casino. We are currently working with prospective joint venture partners to evaluate development opportunities at this location, including a condominium hotel and convention center, adjacent timeshare property, retail space, parking facilities and various other public amenities. While we can give no assurances as to when, or if, any of the proposed components of the redevelopment plan will be completed, we believe that, if completed they would have a positive effect on our Lake Tahoe operations.

COUNCIL BLUFFS, IOWA - Harveys Casino Hotel produced net revenues of $30.9 million for the first quarter of fiscal 2001, a decrease of $1.9 million, or 5.9%, from net revenues for the first quarter of fiscal 2000. This decrease in net revenues was due to a decline in the number of casino patrons and a corresponding decline in wagering volume, a weaker table game hold percentage and a decline in the number of meals served. The decrease in the number of casino patrons was attributed to the severe weather experienced in the midwest in the first quarter of fiscal year 2001. Harveys Casino Hotel's operating income of $5.6 million for the first quarter decreased by $1.5 million, or 21.6%, from the comparable period of the prior year and was the result of the above-described decline in revenues and profit margin. This decline in profit margin was primarily the result of level casino expenses, despite the decline in casino revenues, and higher depreciation and amortization charges.

Our other Council Bluffs property, Bluffs Run Casino, produced net revenues for the first quarter of fiscal 2001 of $29.5 million, a decrease of $0.8 million, or 2.7%, from net revenues for the first quarter of the prior year. The decline in net revenues at Bluffs Run Casino was also the result of a decline in the number of casino patrons visiting the facility in the first quarter and the corresponding decline in wagering volume and food and beverage revenues. The lower customer counts were the result of the severe winter weather in the midwest during the first quarter of fiscal 2001. Operating income from Bluffs Run Casino for the first quarter of fiscal 2001 amounted to $4.2 million, down $1.5 million, or 25.8%, from the first quarter of fiscal 2000. The decline in profit margin was attributable to the decrease in net revenues, higher marketing, advertising and casino promotional expenses and a higher tax rate on slot revenues. Casinos at pari-mutuel tracks in Iowa, including Bluffs Run Casino, are subject to an escalating wagering tax applicable to gross receipts from slot machines. The tax increases by two percentage points each January 1st and became 30% on January 1, 2001. The tax is projected to continue to increase two percentage points each year until it reaches a maximum of 36% on January 1, 2004.

The City of Council Bluffs has announced plans to develop a projected $150 million recreation and entertainment complex on approximately 96 acres adjacent to Bluffs Run Casino. As presently planned, the complex would include a 7,500 seat multi-use arena, a 33,500 square foot exhibit hall, a 44,000 square foot meeting and ballroom facility, two hotels, a 20 acre indoor/outdoor aquatic park and additional retail, restaurant and entertainment venues. While we can give no assurances that funding for the project will be available or that the project will be constructed, we believe that, if constructed, the project would have a positive effect on the operations of Bluffs Run Casino. However, we may be obligated to contribute approximately $6.9 million of cash and make other non-cash contributions to the project if the application to Vision Iowa for funding is granted. Our funding in that event would most likely occur in fiscal 2001. See--"Liquidity and Capital Resources" below. Under current expectations, the earliest the project could open would be in late 2002.

In Iowa, gambling activities are subject to approval by county-wide referendum at least every eight years. Referenda may be held at any time upon satisfactory petition, and another referendum is required to be held in Pottawattamie County, where Harveys Casino Hotel and Bluffs Run Casino are located, in November 2002. There can be no assurance that gaming would be approved again in Pottawattamie County at the referendum to be held in November 2002 or at any subsequent referendum.

CENTRAL CITY, COLORADO - Net revenues from Harveys Wagon Wheel amounted to $11.9 million for the first quarter of fiscal 2001, a decrease of $1.6 million, or 12.1%, from net revenues for the first quarter of fiscal 2000. The decline was predominately in casino revenues, the result of increased competition from casinos in nearby Black Hawk. Substantially all recent casino development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from the Denver area must drive through in order to reach Central City. The two newest competitors, the Riviera and the Mardi Gras, opened in Black Hawk in February 2000 and March 2000, respectively. The next new facility, the Black Hawk Casino by Hyatt, is expected to open near the end of our fiscal year 2001. As currently planned, the Hyatt would be the largest gaming operation in Colorado, with 1,350 slot machines and therefore will likely have an adverse effect on Harveys Wagon Wheel's operations. Harveys Wagon Wheel recognized an operating loss of $0.4 million for the first quarter of fiscal 2001, compared to operating income of $1.8 million in the prior year first quarter. The decline was the result of decreasing casino revenues and a decreasing profit margin due to increasing marketing, advertising and casino promotional expenses.

The Central City Business Improvement District is seeking to construct a southern access road connecting Central City to Interstate 70. If completed as proposed, the highway will terminate near Central City and will provide improved access between the Central City/Black Hawk market and Denver. All necessary regulatory approvals have been obtained and financing for the project is being finalized. The terms of the financing, including how such terms may affect us, have not been determined and will be negotiated by the Company, the Central City Business Improvement District and others who may participate in the financing. See "--Liquidity and Capital Resources" below. No assurances can be given as to when or whether the project will be completed, however, we believe that if completed, the improved access would mitigate the impact of the increased competition from Black Hawk on the operations of Harveys Wagon Wheel because visitors from Denver would no longer have to drive through Black Hawk to reach Central City.

CORPORATE AND DEVELOPMENT - Our corporate expenses for the first quarter of fiscal year 2001 amounted to approximately $6.5 million, excluding depreciation and amortization, an increase of $4.2 million over corporate expense in the first quarter of the prior fiscal year. Approximately $0.6 million of the increase is attributable to non-cash charges related to stock-based compensation awards. Additionally, the first quarter of fiscal 2001 includes approximately $3.7 million of expenses relating to the separation agreement with our former President and Chief Executive Officer who resigned effective January 31, 2001.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS - In January 2001, the Company announced that the proposed Harveys/Pinnacle merger transaction had been terminated by mutual agreement of the parties. In addition to charges recognized in the final quarter of fiscal year 2000, we recognized approximately $1.5 million of expense in the first quarter of fiscal year 2001 related to the terminated Harveys/Pinnacle merger.

Depreciation and amortization increased by approximately $0.7 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 as a result of capital improvements. Net interest expense improved by approximately $0.8 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 as a result of lower average debt and favorable interest rates in the first quarter of fiscal year 2001 compared to the same quarter last year.

In the first quarter of fiscal year 2000, the Company adopted a change in accounting principle related to start-up costs. The result of the change was a charge of approximately $3.1 million, net of an income tax benefit of approximately $1.4 million, reported as the cumulative effect of a change in accounting principle. No comparable charges were incurred by the Company in the first quarter of fiscal 2001.

The result of operations for the first quarter of fiscal 2001 was a net loss of approximately $2.5 million compared to net income of approximately $0.6 million for the comparable period of the prior year.

Liquidity and Capital Resources

Our primary sources of cash during the first quarter of fiscal 2001 consisted of approximately $4.7 million of cash flow from operations and approximately $3.6 million of net borrowings under our revolving credit facility. The amount of cash generated from operations in the first quarter of this fiscal year was down from the amount of approximately $11.5 million provided by operations in the first quarter of fiscal 2000. Operations for the first quarter of fiscal year 2001 include the effect of cash payments related to the terminated Harveys/Pinnacle merger and the resignation and separation agreement of our former President and Chief Executive Officer. We expended approximately $3.2 million in the first quarter of fiscal 2001 on capital improvements and the reduction of construction payables.

As a result of the above, our cash and cash equivalents increased by $5.2 million, from $28.6 million at November 30, 2000 to $33.8 million at February 28, 2001. Over that same period, our outstanding debt increased from $358.4 million to $362.0 million, excluding the unamortized premium on our senior subordinated notes. Our debt at February 28, 2001 consisted of $150 million of principal under the senior subordinated notes and $212 million outstanding under our revolving credit facility.

At February 28, 2001, we also had approximately $48.5 million of standby letters of credit outstanding, including a $45.0 million irrevocable letter of credit to support contingent consideration of up to $50 million which may be due as part of the consideration paid for the net assets of Bluffs Run Casino. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa in November 2002.

Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis and at February 28, 2001 was approximately $325.0 million. Given our outstanding balance at February 28, 2001 and our anticipated sources and uses of cash for the next twelve months, we do not expect to be subject to any mandatory principal payment requirements during the next twelve months. Interest on borrowings outstanding under the credit facility are payable, at our option, at either LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA (as defined in and calculated as set forth in the credit agreement). The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

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

As of February 28, 2001, we were in compliance with the covenants under the credit facility and the indenture.

At the end of the first quarter of fiscal 2001, we had approximately $64.4 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $33.8 million.

On February 1, 2001, the holders of our Series A Preferred Stock and the holders of our Series B Preferred Stock elected to convert all of the outstanding preferred stock (with an aggregate liquidation value of $55.0 million) to corresponding shares of Class A (voting) Common Stock and Class B (nonvoting) Common Stock of the Company. In connection with the conversion, the Company elected to satisfy the accrued and unpaid dividends on the preferred stock (approximately $16.7 million) by issuing additional shares of corresponding Class A Common

Stock and Class B Common Stock.

We anticipate expending an additional $11.7 million for maintenance capital expenditures and property improvements in fiscal 2001. It is anticipated that a significant portion of the proposed recreation and entertainment complex development in Council Bluffs would be funded through a new state program called "Vision Iowa," a fund set aside for large-scale tourism oriented projects in Iowa cities. Vision Iowa funding is required to be matched with private and public contributions. If an application to Vision Iowa for funding is granted, we are committed to contribute $6.9 million in cash contributions and make other non-cash contributions pursuant to a memorandum of understanding among Harveys, the City of Council Bluffs and certain Iowa nonprofit foundations. Our funding in that event would most likely occur in fiscal 2001.

In addition, the terms of the financing for the proposed southern access road connecting Interstate 70 and Central City, Colorado, including how those terms might affect us, have yet to be determined. The terms will be negotiated by the Company, the Central City Business Improvement District and others who may participate in the financing.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at February 28, 2001 was $212 million, subject to an interest rate of 7.57%. Assuming an identical outstanding balance for the next twelve months, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $2.1 million.

We entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on February 28, 2001 was approximately $34.3 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBOR was capped at 7.50 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.00%), not to exceed 9.50 percent. We may use additional derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

Additionally, the fair value of the Company's fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $5.4 million of unamortized premium on the senior subordinated notes at February 28, 2001, is sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at February 28, 2001 would have decreased the fair value of our fixed rate long-term debt by approximately $13.8 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at February 28, 2001 by approximately $16.9 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates", or "expects" used in the Company's press releases and in the Company's reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; gaming ceasing to be approved in jurisdictions where the Company currently operates; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets; and a decline in the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          Not Applicable

Item 2.   Changes in Securities.

          On February 1, 2001 (the "Conversion Date"), pursuant to the Certificate of Designation (the "Certificate of Designation") of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock, $0.01 par value, of Harveys Casino Resorts (the "Series A Preferred Stock") and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock, $0.01 par value, of Harveys Casino Resorts (the "Series B Preferred Stock"), Colony HCR Voteco, LLC ("Voteco") elected to convert the 10 shares of Series A Preferred Stock (with an aggregate liquidation value of $5,500) held by it, representing all of the shares of Series A Preferred Stock held by it and all of the Series A Preferred Stock issued and outstanding, into shares of Class A Common Stock, par value $.01 per share, of the Company (the "Class A Common Stock"), and Colony Investors III, L. P. elected to convert the 99,990 shares of Series B Preferred Stock (with an aggregate liquidation value of $54,994,500) held by it, representing all of the shares of Series B Preferred Stock held by it and all of the Series B Preferred Stock issued and outstanding, into shares of Class B Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"). In connection with such conversion, pursuant to the Certificate of Designation, the Board of Directors of the Company also elected to satisfy the dividends on the Series A Preferred Stock accrued and unpaid as of the close of business on the Conversion Date ($1,673) in shares of Class A Common Stock and elected to satisfy the dividends on the Series B Preferred Stock accrued and unpaid as of the close of business on the Conversion Date ($16,726,021) in shares of Class B Common Stock. As a result of such conversion and the payment of such accrued and unpaid dividends, Voteco received an aggregate of 28,484 shares of Class A Common Stock and Colony III received an aggregate of 3,299,859 shares of Class B Common Stock.

          Immediately after the Conversion, Voteco directly beneficially owned 67,284 shares of Class A Common Stock , representing approximately 97.7% of the outstanding Class A Common Stock and aggregate voting power of the Company, and Colony III directly beneficially owned 7,109,859 shares of nonvoting Class B Common Stock

Item 3.   Defaults Upon Senior Securities.
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits
                See attached Exhibit Index

          (b)   Reports on Form 8-K

                On December 14, 2000, the Company filed a Current Report on Form 8-K to report, under Item 5 Other Events, that it was postponing a previously announced private financing effort for the acquisition of Pinnacle Entertainment, Inc., f/k/a Hollywood Park, Inc., ("Pinnacle") and was terminating cash tender offers and consent soliciations by Harveys' subsidiaries with respect to approximately $150 million of Harveys' 10-5/8% Senior Subordinated Notes due 2006, approximately $350 million of Pinnacle's 9-1/4% Senior Subordinated Notes due 2007 and approximately $125 million of Pinnacle's 9-1/2% Senior Subordinated Notes due 2007.

                On January 16, 2001, the Company filed a Current Report on Form 8-K to report, under Item 5 Other Events, that, on January 12, 2001, pursuant to and in accordance with the previously announced Agreement and Plan of Merger, dated as of April 17, 2000, as amended (the "Merger Agreement"), among PH Casino Resorts, Inc. ("PHCR"), Pinnacle and Pinnacle Acquisition Corporation ("Pinnacle Acq Corp"), Pinnacle Acq Corp had designated January 31, 2001 as the new Outside Termination Date (as defined in the Merger Agreement) of the Merger Agreement, subject to the right of Pinnacle Acq Corp to elect one or more subsequent Outside Termination Dates at any time and from time to time in its sole discretion in accordance with the Merger Agreement.

                On January 25, 2001, the Company filed a Current Report on Form 8-K to report, under Item 5 Other Events, that on January 22, 2001, PHCR and Pinnacle Acq Corp had notified Pinnacle that Pinnacle Acq Corp did not intend to extend the January 31, 2001 Outside Termination Date of the Merger Agreement. Accordingly, the parties mutually agreed to terminate the Merger Agreement, and all other transaction agreements entered into in connection with the Merger Agreement, effective January 22, 2001.

                On February 6, 2001, the Company filed a Current Report on Form 8-K to report, under Item 5 Other Events, that on February 1, 2001, the holders of the Company's Series A Preferred Stock and the holders of the Company's Series B Preferred Stock elected to convert all the outstanding preferred stock into corresponding shares of Class A Common Stock and Class B Common Stock of the Company. In connection with the conversion, the Company elected to satisfy the accrued and unpaid dividends on the preferred stock by issuing additional shares of correponding Class A Common Stock and Class B Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARVEYS CASINO RESORTS
                                            Registrant





Date: April 16, 2001                        /s/ JOHN MCLAUGHLIN
                                            ------------------------------------
                                            John McLaughlin,
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

3.1 Amendments to Articles of Incorporation of Harveys Casino Resorts as Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino Resorts). (4) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition Corporation's Registration Statement on Form 10 (File No. 0-25093), filed November 20, 1998).

3.2       Ninth Amended and Restated Bylaws of the Registrant (6)

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

4.3 First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture (2)

4.4 Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture (3)

4.5 Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture (5)

4.6 Fourth Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture (5)

4.7 Fifth Supplemental Indenture, dated as of October 5, 1999 among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc., HBR Realty Company, Inc., Harveys BR Management Company, Inc. and IBJ Whitehall Bank and Trust Company, supplementing the Original Indenture (8)

4.8 Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts
          (4)

4.9 Certificate of Amendment, dated as of February 7, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts
          (7)

4.10 Certificate of Amendment, dated as of October 3, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts (9)

10.1 Employment Agreement entered into on November 20, 2000 and effective as of December 1, 2000, by and between Harveys Casino Resorts and Wade Hundley (6) *

10.2 Separation Agreement made and entered into January 4, 2001 by and between Harveys Casino Resorts and Charles W. Scharer (6) *

10.3 Further Amended and Restated Employment Agreement made and entered into February 1, 2001 by and between Harveys Casino Resorts and John
          J. McLaughlin (10) *

-------------------------------------

     *    Indicates management contract or compensatory arrangement

    (1)   Incorporated herein by reference to Registration Statement No.
          333-3576

    (2) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996

    (3) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1997

    (4) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 12, 1999

    (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 1998

    (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2000

    (7) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 2000

    (8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed January 22, 2001

    (9) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2000

   (10)   Filed herewith