Form 10-Q
period 2001-05-31
HARVEYS CASINO RESORTS
filed 2001-07-16
CIK 914022

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12802

HARVEYS CASINO RESORTS
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0066882 (I.R.S. Employer Identification No.)
Highway 50 & Stateline Avenue P.O. Box 128 Lake Tahoe, Nevada (Address of principal executive offices)	89449 (Zip Code)

Registrant's telephone number, including area code: (775) 588-2411

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Class A Common Stock, $0.01 par value was 68,876 and the number of shares outstanding of the registrant's Class B Common Stock, $0.01 par value was 7,268,427, each as of July 9, 2001.

HARVEYS CASINO RESORTS

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEYS CASINO RESORTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	May 31, 2001	November 30, 2000
ASSETS
Current assets
Cash and cash equivalents	$36,376	$28,646
Accounts and notes receivable, net	7,049	6,346
Prepaid expenses	3,855	2,757
Other current assets	11,559	11,667

Total current assets	58,839	49,416
Property and equipment (net of accumulated depreciation of $59,168 and $45,533)	418,808	427,590
Cost in excess of net assets acquired	147,790	151,336
Other assets	18,273	20,951

Total assets	$643,710	$649,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and contracts payable	$6,178	$4,489
Accrued expenses	39,174	42,450

Total current liabilities	45,352	46,939
Long-term debt	357,115	364,004
Deferred income taxes	55,725	55,725
Other liabilities	27,774	28,139

Total liabilities	485,966	494,807

Preferred stock, $.01 par value, 1,000,000 shares authorized; 10 Series A and 99,990 Series B 13 1/2% senior redeemable convertible cumulative shares issued and outstanding at November 30, 2000 (liquidation value $55,000)	—	70,166

Stockholders' equity
Common stock, $.01 par value, 20,000,000 shares authorized; 7,337,303 shares issued and outstanding at May 31, 2001, and 4,078,784 shares issued and outstanding at November 30, 2000	73	41
Additional paid-in capital	146,654	74,959
Retained earnings	11,017	9,320

Total stockholders' equity	157,744	84,320

Total liabilities and stockholders' equity	$643,710	$649,293

The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Revenues
Casino	$92,849	$93,832	$176,105	$181,639
Racing	1,561	1,796	2,790	3,132
Lodging	8,498	8,920	17,710	17,616
Food and beverage	14,221	14,572	28,198	28,896
Other	2,142	2,353	4,426	4,719
Less: Casino promotional allowances	(6,931)	(6,899)	(14,514)	(14,427)

Total net revenue	112,340	114,574	214,715	221,575

Costs and expenses
Casino	44,465	43,094	86,765	84,568
Racing	3,330	3,091	6,132	5,847
Lodging	3,290	3,340	6,110	6,371
Food and beverage	9,778	10,485	19,258	20,413
Other operating	852	887	1,758	1,814
Selling, general and administrative	24,824	24,589	52,742	47,948
Depreciation and amortization	9,820	9,244	19,689	18,387
Development project write-downs	—	1,314	—	1,314
Cost related to terminated merger	—	—	1,474	—

Total costs and expenses	96,359	96,044	193,928	186,662

Operating income	15,981	18,530	20,787	34,913

Other income (expense)
Interest income	51	60	87	97
Interest expense	(8,505)	(9,290)	(17,488)	(19,088)
Other, net	(54)	(58)	(128)	(163)

Total other income (expense)	(8,508)	(9,288)	(17,529)	(19,154)

Income before income taxes and cumulative effect of accounting change	7,473	9,242	3,258	15,759
Income tax provision	(1,729)	(3,928)	—	(6,698)

Income before cumulative effect of accounting change	5,744	5,314	3,258	9,061
Cumulative effect of accounting change, net of taxes	—	—	—	(3,142)

Net income	$5,744	$5,314	$3,258	$5,919

The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended May 31,
	2001	2000
Cash flows from operating activities
Net income	$3,258	$5,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,689	18,387
Development project write-downs	—	1,314
Amortization of deferred compensation	1,160	1,163
Change in income tax payable	(2,076)	3,893
Other, net	(1,790)	(4,649)

Net cash provided by operating activities	20,241	26,027

Cash flows from investing activities
Capital expenditures	(6,107)	(9,483)
Change in construction payables	(57)	(2,201)
Other, net	44	60

Net cash used in investing activities	(6,120)	(11,624)

Cash flows from financing activities
Net payments under credit agreement	(6,376)	(10,903)
Other net	(15)	(268)

Net cash used in financing activities	(6,391)	(11,171)

Increase in cash and cash equivalents	7,730	3,232
Cash and cash equivalents at beginning of period	28,646	32,496

Cash and cash equivalents at end of period	$36,376	$35,728

The accompanying notes are an integral part of these statements.

HARVEYS CASINO RESORTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the following footnotes, the words, "Company" and "Harveys" refer to Harveys Casino Resorts, a Nevada corporation, and its wholly-owned subsidiaries unless the context requires otherwise.

1.  BASIS OF PRESENTATION AND CONSOLIDATION

    Founded in 1944, Harveys has been engaged in the casino entertainment industry for over 56 years. Through five wholly-owned subsidiaries, Harveys owns and operates four casino facilities in three distinct markets in three states. Harveys Tahoe Management Company, Inc. owns and operates Harveys Resort & Casino on the south shore of Lake Tahoe, Nevada. Harveys Iowa Management Company, Inc. is the owner and operator of Harveys Casino Hotel, a riverboat casino, hotel and convention center complex in Council Bluffs, Iowa. Harveys C. C. Management Company, Inc. owns and operates Harveys Wagon Wheel Hotel/Casino in Central City, Colorado. Through HBR Realty Company, Inc., and Harveys BR Management Company, Inc., the Company owns the assets (except the gaming equipment) of, and manages, Bluffs Run Casino, a greyhound racetrack and casino in Council Bluffs, Iowa. The Company purchased the assets of Bluffs Run Casino (except the gaming equipment) from Iowa West Racing Association (an Iowa not-for-profit corporation). Due to certain licensing requirements under Iowa law, Iowa West Racing Association continues to own the gaming equipment and to hold the pari-mutuel and gaming licenses under Iowa law with respect to Bluffs Run Casino and leases the other assets from Harveys. Harveys receives management fees and lease income from Iowa West Racing Association generally equal to the cash flow from the operations of Bluffs Run Casino.

    The condensed consolidated financial statements include the accounts of Harveys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The condensed consolidated balance sheet as of November 30, 2000 has been prepared from the audited financial statements at that date. The accompanying condensed consolidated financial statements at May 31, 2001 and 2000, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    Certain reclassifications have been made to prior periods to conform to the current quarter presentation. These reclassifications had no effect on net income.

    In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus on a portion of EITF Issue No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus addresses the income statement classification of the value of points redeemable for cash, such as the points awarded to casino patrons under Harveys' loyalty and retention program. The consensus, which is effective for quarters ending after February 15, 2001, requires such cash rebates or refunds to be classified as a reduction of revenues.

    Harveys has historically reported the cost of these points as a component of casino expense. Harveys has reclassified these costs as a reduction of casino revenues in the accompanying condensed consolidated income statements to comply with the consensus. The amount of these costs classified as a reduction of casino revenues for the second quarter of fiscal year 2001 and for the first six months of fiscal year 2001 was $3.0 million and $6.1 million, respectively. The amount of these costs, reclassified to conform with the fiscal year 2001 financial statement presentation, for the second quarter and first six months of fiscal year 2000 was $2.6 million and $5.0 million, respectively.

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

2.  PROPOSED ACQUISITION OF HARVEYS

    On April 24, 2001, Harveys and some of its stockholders entered into a stock purchase agreement with Harrah's Entertainment, Inc. ("Harrah's"). Harrah's has agreed to acquire for cash all of the issued and outstanding shares of capital stock of Harveys and all outstanding options to acquire shares of Harveys will be canceled in exchange for cash. Pursuant to the stock purchase agreement, Harrah's will acquire Harveys for $625 million, including assumption of Harveys' outstanding debt and subject to certain adjustments. Harrah's will also assume a $50 million off-balance-sheet liability related to a required 2002 gaming referendum in Iowa. The acquisition is subject to the receipt of regulatory approvals and other consents. The Company expects the acquisition to close in the third quarter of calendar year 2001.

3.  LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands) as of:

	May 31, 2001	November 30, 2000
10 5/8% Senior Subordinated Notes, due 2006	$150,000	$150,000
Unamortized premium on Senior Subordinated Notes	5,115	5,628

	155,115	155,628
Note payable to banks	202,000	208,376

	$357,115	$364,004

    Senior Subordinated Notes—The senior subordinated notes are governed by an indenture and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company. The senior subordinated notes are guaranteed by each of the restricted subsidiaries of the Company (as defined in the indenture). Each guarantee is a general unsecured obligation of the guaranteeing restricted subsidiary, subordinated in right of payment to all existing and future senior debt of each guaranteeing restricted subsidiary. The guaranteeing restricted subsidiaries are Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc., Harveys Tahoe Management Company, Inc., HBR Realty Company, Inc. and Harveys BR Management Company, Inc. Separate financial statements of the guaranteeing restricted subsidiaries have not been included because management has determined that they are not material to investors.

    Interest on the senior subordinated notes is payable semi-annually on June 1 and December 1 of each year. The senior subordinated notes will mature on June 1, 2006. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2001 at prices ranging from 105.313% of the principal amount plus accrued and unpaid interest to 100% of the principal amount plus accrued and unpaid interest beginning June 1, 2004 and thereafter. Upon a change of control (as defined in the indenture) each holder of the senior subordinated notes will have the right to require the Company to repurchase such holder's senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

    The premium on the senior subordinated notes is being amortized as a reduction of interest expense over the remaining term of the notes.

    The indenture governing the senior subordinated notes contains certain covenants that impose limitations on, among other things: (i) the incurrence of additional indebtedness by the Company,

(ii) the payment of dividends, (iii) the repurchase of capital stock and the making of certain other restricted payments and restricted investments (each defined in the indenture), (iv) mergers, consolidations and sales of assets, (v) the creation or incurrence of liens on the assets of the Company, and (vi) transactions by the Company or any of its subsidiaries with affiliates (as defined in the indenture). These limitations are subject to a number of qualifications and exceptions as described in the indenture. The Company was in compliance with these covenants at May 31, 2001.

    Note Payable to Banks—A second amended and restated credit facility, dated as of October 5, 1999, provides a revolving loan facility, a swingline facility that allows borrowing on same-day notice and a letter of credit facility. The Company can borrow up to $10 million dollars under the swingline facility. The maximum available under the credit facility, including amounts outstanding under the swingline facility and letters of credit exposure, was originally $335 million. The maximum permitted principal balance reduces quarterly by scheduled amounts and at May 31, 2001 was $321.6 million. The credit facility matures and is fully due and payable on September 30, 2004.

    At May 31, 2001, the Company had $202.0 million in outstanding borrowings and approximately $48.5 million in letters of credit exposure under the credit facility.

    The amounts the banks lend under the credit facility are secured by substantially all of the Company's assets including a pledge of the capital stock of its subsidiaries.

    The credit facility contains a number of covenants that restrict the ability of the Company to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) prepay any of the 10 5/8% senior subordinated notes, (iv) pay dividends, (v) create liens on assets, (vi) make investments, loans or advances, (vii) engage in mergers or consolidations, change the Company's business, engage in certain transactions with affiliates, and (viii) engage in certain corporate activities. The Company is required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. At May 31, 2001, the Company was in compliance with these covenants.

    Interest on outstanding borrowings under the credit facility accrues at a base rate plus an applicable margin. The base rate is equal to the higher of the prime rate or the federal funds rate plus one-half of one percent. The Company may, at its option and under certain circumstances, elect to pay interest based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margins are based on the ratio of total funded debt to EBITDA (as defined in and calculated as set forth in the credit agreement). The applicable margins are determined quarterly and are subject to change. At May 31, 2001 the applicable margin relative to the base rate was 1.50% and the applicable margin relative to the LIBOR was 2.50 percent. The weighted-average interest rate for the second quarter and first six months of fiscal 2001 was 7.26% and 7.85%, respectively.

    The Company entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly by scheduled amounts over the 35 month term of the agreement. The notional amount at May 31, 2001 was $29.5 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBOR was capped at 7.5 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.50%), not to exceed 10.0 percent.

4.  STOCKHOLDERS' EQUITY

    On February 1, 2001, pursuant to the documents governing the Company's preferred stock, Colony HCR Voteco, LLC elected to convert the 10 shares of the Company's Series A Preferred Stock held by it, representing all the shares of Series A Preferred Stock issued and outstanding, into shares of Class A Common Stock, par value $.01 per share, of the Company and Colony Investors III, L. P. elected to convert the 99,990 shares of the Company's Series B Preferred Stock held by it, representing all of the shares of Series B Preferred Stock issued and outstanding, into shares of Class B Common Stock, par value $.01 per share, of the Company. In connection with such conversion, pursuant to the documents governing the Company's preferred stock, the Board of Directors of the Company also elected to satisfy the dividends on the Series A Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class A Common Stock and elected to satisfy the dividends on the Series B Preferred Stock accrued and unpaid as of the close of business on the conversion date in shares of Class B Common Stock. As a result of such conversion and the payments of such accrued and unpaid dividends, Colony HCR Voteco received an aggregate of 28,484 shares of Class A Common Stock and Colony Investors III received an aggregate of 3,229,859 shares of Class B Common Stock.

    Immediately after the conversion, Colony HCR Voteco directly beneficially owned 67,284 shares of Class A Common Stock, representing approximately 97.7% of the outstanding Class A Common Stock and aggregate voting power of the Company, and Colony Investors III directly beneficially owned 7,109,859 shares of nonvoting Class B Common Stock representing approximately 97.8% of the outstanding Class B Common Stock.

5.  RESIGNATION OF AN EXECUTIVE

    On January 4, 2001, the then President and Chief Executive Officer of the Company entered into a separation agreement with the Company whereby he resigned from his positions as President and Chief Executive Officer of the Company and from all other positions and memberships with the Company or any of its subsidiaries, all effective as of January 31, 2001.

    The Company's condensed consolidated statement of operations for the six months ended May 31, 2001 includes a charge of approximately $3.7 million, before tax benefit, for the various payments and commitments related to the separation agreement.

6.  TERMINATED MERGER

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

    We currently own and operate Harveys Resort & Casino, Harveys Casino Hotel, Harveys Wagon Wheel and Bluffs Run Casino. We own the assets (except the gaming equipment) of Bluffs Run Casino and, under an agreement with the Iowa West Racing Association, manage Bluffs Run Casino. Because of certain licensing requirements, Iowa West Racing Association continues to own the gaming equipment and to hold the pari-mutuel and gambling licenses under Iowa law with respect to Bluffs Run Casino, and leases from us the other assets. We receive management fees and lease income from Iowa West Racing Association generally equal to the cash flow from the operations of Bluffs Run Casino.

    On April 24, 2001, Harveys and some of its stockholders entered into a stock purchase agreement with Harrah's Entertainment, Inc. Pursuant to the stock purchase agreement, Harrah's has agreed to acquire for cash all of the issued and outstanding shares of capital stock of Harveys and all outstanding options to acquire shares of Harveys will be canceled. (See Note 2 to the Condensed Consolidated Financial Statements.)

    The following table presents certain operating results for the Company's properties.

Results of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
	(Dollars in thousands except in the note hereto)
Net Revenues
Harveys Resort & Casino	$33,397	$36,294	$66,517	$68,837
Harveys Casino Hotel	31,817	32,301	61,642	64,593
Bluffs Run Casino	34,893	33,365	63,385	62,887
Harveys Wagon Wheel	12,233	12,614	23,171	25,258

	$112,340	$114,574	$214,715	$221,575

Operating Income (Loss)
Harveys Resort & Casino	$3,977	$7,544	$7,931	$12,230
Harveys Casino Hotel	6,411	7,224	11,974	14,321
Bluffs Run Casino	7,947	7,562	12,154	13,229
Harveys Wagon Wheel	1,328	1,439	978	3,225
Corporate and Development	(3,682)	(5,239)	(10,776)	(8,092)
Terminated merger costs	—	—	(1,474)	—

	$15,981	$18,530	$20,787	$34,913

EBITDA(1)
Harveys Resort & Casino	$7,001	$10,363	$13,953	$17,763
Harveys Casino Hotel	8,778	9,398	16,680	18,647
Bluffs Run Casino	10,940	10,210	18,110	18,528
Harveys Wagon Wheel	2,166	2,463	2,800	5,286
Corporate and Development	(2,729)	(2,353)	(8,433)	(4,448)

	$26,156	$30,081	$43,110	$55,776

Note to the results of operations:

(1)
EBITDA is calculated as earnings before interest, taxes, depreciation and amortization, adjusted to exclude the effects of unusual, non-recurring or non-cash items. EBITDA has been adjusted to exclude the effects of the following items for the periods referenced: (i) approximately $355,000 and $993,000 of amortization expense related to restricted stock grants for the three months ended May 31, 2001 and May 31, 2000, respectively, and $1.2 million for each of the six month periods ending May 31, 2001 and 2000; (ii) approximately $1.5 million of costs related to the terminated Harveys/Pinnacle merger for the six months ended May 31, 2001; (iii) approximately $3.1 million for the cumulative effect of an accounting change for the six months ended May 31, 2000; (iv) approximately $1.3 million for development project write-downs for the six months ended May 31, 2000; and (v) other non-operating expenses of approximately $54,000 and $58, 000 for the three months ended May 31, 2001 and May 31, 2000, respectively, and $128,000 and $163,000 for the six months ended May 31, 2001 and May 31, 2000, respectively. EBITDA has not been adjusted to exclude expenses of approximately $3.7 million, for the six months ended May 31, 2001, related to the resignation of our former President and Chief Executive Officer. EBITDA, as set forth above, may not be the same as "EBITDA" as defined in and calculated as set forth in the credit agreement.

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

    Summary—Our second quarter 2001 operating results were negatively impacted by: (i) a declining Lake Tahoe market resulting, at least in part, from higher gas prices and energy costs and a slowdown in the California economy; (ii) continuing intense competition in the Central City/Black Hawk, Colorado market; and (iii) a general softening of the economy.

    In addition to the above, our results for the six-months ending May 31, 2001, were negatively impacted by: (i) severe winter weather in the midwest, during the first quarter of fiscal 2001, affecting our two properties in Council Bluffs, Iowa; (ii) expenses related to the January resignation of the company's former President and Chief Executive Officer; and (iii) costs associated with the terminated Harveys/Pinnacle merger.

    Our consolidated net revenues for the second quarter of fiscal 2001 amounted to $112.3 million, a decrease of $2.2 million, or 1.9%, from consolidated net revenues for the second quarter of fiscal 2000. Our Lake Tahoe property, Harveys Casino Hotel in Council Bluffs and our Central City, Colorado property all recognized declines in net revenues compared to the comparable prior year period, while our Bluffs Run Casino operations recognized an increase in net revenues. Consolidated operating income amounted to $16.0 million for the second quarter of fiscal 2001. This was a $2.5 million, or 13.8%, decrease from the comparable period of the prior fiscal year.

    For the first six months of fiscal 2001, our consolidated net revenues amounted to $214.7 million, a decrease of $6.9 million, or 3.1%, from net revenues for the first half of fiscal 2000. All of our operating properties except Bluffs Run Casino recognized declines in net revenues for the first six months of fiscal year 2001, compared to the comparable prior year period.

    Consolidated operating income amounted to $20.8 million for the first six months of fiscal 2001, a decrease of $14.1 million, or 40.5% from the prior fiscal year period.

    Lake Tahoe, Nevada—Harveys Resort & Casino produced net revenues for the second quarter of fiscal 2001 of $33.4 million, a decrease of $2.9 million, or 8.0%, from net revenues for the second quarter of fiscal 2000. This decrease in revenues was the result of a decrease in the number of casino patrons and a lower casino hold percentage resulting in a corresponding decline in casino volume and revenue; decreased hotel occupancy resulting in lower revenue per available room; and a decrease in the number of meals served. Harvey Resort & Casino's operating income of $4.0 million for the second quarter of fiscal 2001 decreased by $3.6 million, or 47.3%, compared to the comparable prior year period primarily as the result of the decline in casino revenues, increased employee benefit expenses, higher utility costs and increased depreciation charges.

    Our net revenues from Lake Tahoe for the six months ended May 31, 2001 amounted to $66.5 million, a decrease of $2.3 million, or 3.4%, from our net revenues recorded for the same period of fiscal 2000. This decrease in revenues was the result of a decrease in casino revenues and a decrease in the number of meals served. Our Lake Tahoe operating profit of $7.9 million for the first half of fiscal 2001 declined by $4.3 million, or 35.1%, driven by a decline in casino revenues, increased employee benefit expenses, higher utility costs and increased depreciation.

    Although the number of slot machines at existing casinos on Native American lands in northern California has increased year-over-year, Harveys Resort & Casino has not yet experienced any significant impact from competition by those casinos. However, an expansion of the number of such casinos would likely have an adverse effect on our Lake Tahoe operations. Of the currently proposed new or expanded Native American casinos in California, we believe that three in northern California have the potential to compete significantly with Lake Tahoe and Reno casinos. Two are planned to be located near Interstate 80, the main access highway between northern California and Reno: one near Oakland, California and the other near Sacramento, California. The third would be located 20 miles east of Sacramento on U.S. Highway 50, the main access highway between northern California and south Lake Tahoe. While we cannot predict when, or if, any of these proposed casinos might open, we do not believe they will have a significant impact on our fiscal year 2001 operating results.

    Progress on a redevelopment plan, adopted by the City of South Lake Tahoe and encompassing approximately 60 acres, continued during the second quarter of fiscal 2001. The first phase of the plan is already completed and included the creation of a scenic open space corridor containing public facilities and wetlands and a 400-room Embassy Suites hotel/timeshare development. The centerpiece of the second phase, an aerial gondola that transports skiers and sightseers from U. S. Highway 50 to the top of the Heavenly ski area, opened in December 2000. The second phase also includes a 197 quarter-share unit condominium hotel and a 249 unit timeshare (both of which are being developed by Marriott) with groundbreaking for each taking place in May 2001. Under the third and final phase, Harveys has the exclusive rights to develop 16 acres on the California side of Lake Tahoe adjacent to Harveys Resort & Casino. We are currently working with prospective joint venture partners to evaluate development opportunities at this location, including a condominium hotel and convention center, adjacent timeshare property, retail space, parking facilities and various other public amenities. While we can give no assurances as to when, or if, any of the proposed components of the redevelopment plan will be completed, we believe that, if completed they would have a positive effect on our Lake Tahoe operations.

    Council Bluffs, Iowa—Harveys Casino Hotel produced net revenues of $31.8 million for the second quarter of fiscal 2001, a decrease of $0.5 million, or 1.5%, from net revenues for the second quarter of fiscal 2000. This decrease in net revenues was due to a decline in table game volume, a weaker table game hold percentage and a decline in the number of meals served. Harveys Casino Hotel's operating income of $6.4 million for the second quarter decreased by $0.8 million, or 11.2%, from the comparable period of the prior year and was the result of the above-described decline in revenues and a decline in profit margin. This decline in profit margin was primarily the result of level casino expenses, despite the decline in casino revenues, and higher depreciation and amortization charges, increased employee benefits and marketing costs.

    Our net revenues from Harveys Casino Hotel for the six months ended May 31, 2001 amounted to $61.6 million, a decrease of $3.0 million, or 4.6%, from our net revenues recorded in the same period of fiscal 2000. This decrease in net revenues was attributed to a decline in the number of casino guests and a decline in table game hold percentage, resulting in a decline in gaming revenues, and a decline in the number of meals served. Operating profits of $12.0 million declined by $2.3 million, or 16.4%, driven primarily by a decline in the casino profit margin.

    Our other Council Bluffs property, Bluffs Run Casino, produced net revenues for the second quarter of fiscal 2001 of $34.9 million, an increase of $1.5 million, or 4.6%, from net revenues for the second quarter of the prior year. The increase in net revenues at Bluffs Run Casino was driven by improved casino revenues, the result of an increase in the number of slot machines, an increase in the hold percentage in the second quarter and an increase in food and beverage revenues. Operating income from Bluffs Run Casino for the second quarter of fiscal 2001 amounted to $7.9 million, up $0.4 million, or 5.1%, from the second quarter of fiscal 2000. The increase in profit margin was attributable to the increase in net revenues, offset by higher greyhound racing purse expenses and a higher tax rate on slot revenues. Casinos at pari-mutuel tracks in Iowa, including Bluffs Run Casino, are subject to an escalating wagering tax applicable to gross receipts from slot machines. The tax increases by two percentage points each January 1st and became 30% on January 1, 2001. The tax is projected to continue to increase two percentage points each year until it reaches a maximum of 36% on January 1, 2004.

    Our net revenues for this property for the six months ended May 31, 2001 amounted to $63.4 million, an increase of $0.5 million, or 0.8% over net revenues recorded in the same period of fiscal 2000. Operating income from Bluffs Run Casino amounted to $12.2 million, a decline of $1.1 million, or 8.1%. The decline in profit margin was attributed to higher marketing, advertising and casino promotional expenses, increased racing purse expense, and higher gaming taxes.

    Groundbreaking on the Mid America Recreation and Convention Complex, a projected $150 million recreation and entertainment complex on approximately 96 acres adjacent to Bluffs Run Casino, took place on June 5, 2001. As presently planned, the complex would include a 7,500 seat multi-use arena, a 33,500 square foot exhibit hall, a 44,000 square foot meeting and ballroom facility, two hotels, a 20 acre indoor/outdoor aquatic park and additional retail, restaurant and entertainment venues. The development is supported by the City of Council Bluffs, the Council Bluffs Betterment Foundation, Iowa West Foundation, Southwest Iowa Foundation, Harveys and funding from a new state program called "Vision Iowa". We presently intend to contribute approximately $6.9 million of cash and make other non-cash contributions to the project. See "—Liquidity and Capital Resources" below. While we can give no assurances when, or if, the project will be completed, we believe that, if completed, the project would have a positive effect on the operations of Bluffs Run Casino. The Company believes the earliest the project could open would be in late 2002.

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

    Central City, Colorado—Net revenues from Harveys Wagon Wheel amounted to $12.2 million for the second quarter of fiscal 2001, a decrease of $0.4 million, or 3.0%, from net revenues for the second quarter of fiscal 2000. The decline was predominately in casino revenues, the result of increased competition from casinos in nearby Black Hawk. Substantially all recent casino development in the Central City/Black Hawk area has occurred in Black Hawk, which visitors from the Denver area must drive through in order to reach Central City. The two newest competitors, the Riviera and the Mardi Gras, opened in Black Hawk in February 2000 and March 2000, respectively. The next new facility, the Black Hawk Casino by Hyatt, is expected to open near the end of our fiscal year 2001. As currently planned, the Hyatt would be the largest gaming operation in Colorado, with 1,350 slot machines and therefore will likely have an adverse effect on Harveys Wagon Wheel's operations. Harveys Wagon Wheel operating income of $1.3 million for the second quarter of fiscal 2001 decreased by $0.1 million, or 7.7%, compared to the prior year second quarter. The decline was the result of decreasing casino revenues and a decreasing profit margin due to increasing marketing, advertising and casino promotional expenses.

    Our net revenues from Central City for the six months ended May 31, 2001 amounted to $23.2 million, a decrease of $2.1 million, or 8.3%, from our net revenues recorded in the same period of fiscal 2000. The revenue decline was in our casino revenues and is principally the result of the opening of new competition in Black Hawk, Colorado. Our Central City operating profit of $1.0 million for the first half of fiscal 2001 declined $2.2 million, or 69.7%, from the prior year comparable period as a result of the decline in our casino revenues and profits and increases in marketing and advertising expenditures in response to the new competition.

    The Central City Business Improvement District is seeking to construct a southern access road connecting Central City to Interstate 70. If completed as proposed, the highway will terminate near Central City and will provide improved access between the Central City/Black Hawk market and Denver. All necessary regulatory approvals have been obtained and financing for the project is being sought. The terms of the financing, including how such terms may affect us, have not been determined. See "—Liquidity and Capital Resources" below. No assurances can be given as to when or whether financing will be obtained or the project completed, however, we believe that if completed, the improved access would mitigate the impact of the increased competition from Black Hawk on the operations of Harveys Wagon Wheel because visitors from Denver would no longer have to drive through Black Hawk to reach Central City.

    Corporate and Development—Our corporate and development expenses for the second quarter of fiscal year 2001 amounted to approximately $3.1 million, excluding depreciation and amortization, a decrease of $1.6 million from like expenses in the second quarter of the prior fiscal year. Approximately $0.6 million of the improvement is attributable to a decrease in non-cash charges related to stock-based compensation awards. The second quarter of fiscal 2001 includes a charge of $0.25 million for the first installment on our funding for the Mid America Recreation and Convention Complex, while the second quarter of fiscal 2000 includes approximately $1.3 million of development project write-downs.

    Our corporate and development expenses for the six months ended May 31, 2001 amounted to approximately $9.6 million, excluding depreciation and amortization and the costs associated with the terminated merger, an increase of $2.7 million over corporate and development expenses for the same period of fiscal 2000. Of the increase, $0.25 million was attributed to the payment of the first installment on the Mid America Recreation and Convention Complex and $3.7 million was attributed to the separation agreement with our former President and Chief Executive Officer, who resigned effective January 31, 2001. These increases were offset by the $1.3 million of development project write-downs recorded in the first half of fiscal 2000.

    Other Factors Affecting Results of Operations—In January 2001, the Company announced that the proposed Harveys/Pinnacle merger transaction had been terminated by mutual agreement of the parties. In addition to charges recognized in the final quarter of fiscal year 2000, we recognized approximately $1.5 million of expense in the first quarter of fiscal year 2001 related to the terminated Harveys/Pinnacle merger.

    Depreciation and amortization increased by approximately $0.6 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 as a result of capital improvements. Net interest expense improved by approximately $0.8 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 as a result of lower average debt and favorable interest rates in the second quarter of fiscal year 2001 compared to the same quarter last year. The increase in depreciation and amortization for the comparable six month period amounted to approximately $1.3 million and was attributable to the same factors. Net interest expenses improved by approximately $1.6 million for the comparable six months period and was a result of lower average debt and favorable interest rates.

    In the first quarter of fiscal year 2000, the Company adopted a change in accounting principle related to start-up costs. The result of the change was a charge of approximately $3.1 million, net of an income tax benefit of approximately $1.4 million, reported as the cumulative effect of a change in accounting principle. No comparable charges were incurred by the Company in the second quarter of fiscal 2001.

    The tax provision for both the second quarter and first six months of fiscal 2001 reflects an adjustment to estimated income taxes payable recorded in prior periods in connection with various state and federal income tax issues. The Company expects its effective tax rate, exclusive of this adjustment, to be approximately 40% for fiscal year 2001, down from the 42.5% in the prior year periods. The effective tax rate for fiscal year 2001 and 2000 periods is higher than the federal statutory rate due primarily to state income taxes and that portion of our amortization of goodwill that is not deductible for income tax purposes.

Liquidity and Capital Resources

    Our primary source of cash during the first half of fiscal 2001 consisted of approximately $20.2 million of cash flow from operations, which was down from the amount of approximately $26.0 million provided by operations in the first half of fiscal 2000. Operations for the six months ended May 31, 2001 include the aggregate effect of approximately $5.1 million of expense related to the terminated Harveys/Pinnacle merger and the resignation and separation agreement of our former President and Chief Executive Officer. We expended approximately $6.2 million in the first half of fiscal 2001 on capital improvements and the reduction of construction payables. We also reduced the amount outstanding under our credit agreement by approximately $6.4 million.

    As a result of the above, our cash and cash equivalents increased during the six month period by $7.7 million to $36.4 million at May 31, 2001. Over that same period, our outstanding debt decreased from $358.4 million to $352.0 million, excluding the unamortized premium on our senior subordinated notes. Our debt at May 31, 2001 consisted of $150 million of principal under the senior subordinated notes and $202 million outstanding under our revolving credit facility.

    At May 31, 2001, we also had approximately $48.5 million of standby letters of credit outstanding, including a $45.0 million irrevocable letter of credit to support contingent consideration of up to $50 million which may be due as part of the consideration paid for the net assets of Bluffs Run Casino. The contingent payment depends on the results of a referendum to be decided by the voters of Pottawattamie County, Iowa in November 2002.

    Our credit facility matures and is fully due and payable on September 30, 2004. The permitted principal balance of the credit facility reduces on a quarterly basis and at May 31, 2001 was $321.6 million. Given our outstanding balance at May 31, 2001 and our anticipated sources and uses of cash for the next twelve months, we do not expect to be subject to any mandatory principal payment requirements during the next twelve months. Interest on borrowings outstanding under the credit facility are payable, at our option, at either LIBOR or an alternative base rate, in each case plus an applicable margin. In the future, the applicable margins may be changed, based on the ratio of our total funded debt to EBITDA (as defined in and calculated as set forth in the credit facility). The credit facility contains a number of covenants that, among other things, subject to applicable gaming approvals, restrict our ability to dispose of assets, incur additional indebtedness, prepay any principal amount of our $150 million senior subordinated notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, change the nature of our business or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the credit facility, we are required to maintain specified financial ratios and net worth requirements, satisfy specified financial tests, including interest coverage tests, and maintain certain levels of annual capital expenditures. The credit facility contains events of default customary for facilities of this nature.

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

    As of May 31, 2001, we were in compliance with the covenants under the credit facility and the indenture.

    At May 31, 2001, we had approximately $71.1 million available to us under the bank credit facility, net of outstanding letters of credit and subject to compliance with certain financial covenants. We also had cash and cash equivalents of approximately $36.4 million.

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

    We anticipate expending an additional $8.7 million for maintenance capital expenditures and property improvements in fiscal 2001. A significant portion of the proposed recreation and entertainment complex development in Council Bluffs will be funded through a new state program called "Vision Iowa," a fund set aside for large-scale tourism oriented projects in Iowa cities. Vision Iowa funding is required to be matched with private and public contributions. We presently intend to contribute $6.9 million in cash contributions and make other non-cash contributions pursuant to a memorandum of understanding among Harveys, the City of Council Bluffs and certain Iowa nonprofit foundations. Our funding thus far has amounted to $0.25 million. We anticipate providing additional funding in the second half of fiscal 2001 and in the first two quarters of fiscal 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk from changes in interest rates. Borrowings outstanding under our credit facility are subject to variable interest rates. The amount outstanding under our credit facility at May 31, 2001 was $202 million, subject to an interest rate of 6.61%. Assuming an identical outstanding balance for the next twelve months, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the next twelve months by approximately $2.0 million.

    We entered into an interest rate cap agreement, effective March 1, 2000, to reduce the potential impact of increases in interest rates on variable-rate debt. The notional amount of the interest rate cap agreement was $48 million on March 1, 2000 and reduces quarterly over the 35 month term of the agreement. The notional amount on May 31, 2001 was $29.5 million. The agreement entitles the Company to receive from counterparties, on a monthly basis, the amount, if any, by which the Company's interest payments on its floating LIBOR-based debt exceeds the amount that would have been paid if the one-month LIBOR was capped at 7.50 percent. The combination of the interest rate cap agreement and the terms of the credit facility result in the Company paying interest, on an amount of variable-rate debt equal to the notional amount of the interest rate cap agreement, at a variable rate (LIBOR plus 2.50%), not to exceed 10.0 percent. We may use additional derivative financial instruments in the future as a risk management tool. We do not use derivative financial instruments for speculative or trading purposes.

    Additionally, the fair value of the Company's fixed rate long-term debt, consisting of our $150 million of senior subordinated notes and approximately $5.1 million of unamortized premium on the senior subordinated notes at May 31, 2001, is sensitive to differences between market interest rates and rates at the time of issuance. A hypothetical immediate 100 basis point increase in interest rates at May 31, 2001 would have decreased the fair value of our fixed rate long-term debt by approximately $13.8 million. Conversely, a 100 basis point decrease in interest rates would have increased the fair value of our outstanding long-term debt at May 31, 2001 by approximately $16.7 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates", or "expects" used in the Company's press releases and in the Company's reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: uncertainties related to the ability of the Company and Harrah's to consummate the stock purchase; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; gaming ceasing to be approved in jurisdictions where the Company currently operates; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets; and a decline in the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Changes in Securities.
Not Applicable
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.

On April 24, 2001, Harveys Casino Resorts ("Harveys") and some of its stockholders entered into a stock purchase agreement with Harrah's Entertainment, Inc. ("Harrah's"). Pursuant to the stock purchase agreement, Harrah's has agreed to acquire for cash all of the issued and outstanding shares of capital stock of Harveys (the "Shares") and all outstanding options to acquire Shares will be canceled in exchange for cash.

If the stock purchase is consummated, some employees of Harveys may be entitled to receive "change of control" benefits under option agreements and/or restricted stock agreements, employment agreements with Harveys, and/or Harveys' Change of Control Plan (the "Change of Control Benefits").

Some or all of these Change of Control Benefits may be treated as "excess parachute payments" under the Internal Revenue Code. Parachute payments are benefits provided to an individual in connection with a change of control if the aggregate value of those benefits (including the value of the acceleration of benefits) equals or exceeds a threshold amount. If benefits received by an individual are considered parachute payments, a portion of the benefits received may be subject to a 20% excise tax, in addition to income taxes otherwise due.

However, the Internal Revenue Code provides for an exemption from this excise tax. If holders of more than 75% of the voting power of all outstanding stock of Harveys (not counting stock actually or constructively owned by any such employees) approve the payments of an individual's benefits, that individual will not be required to pay the excise tax. Each affected individual, however, must agree to waive his or her right to receive a portion of his or her benefits to the extent that stockholder approval is not obtained. On or before May 16, 2001, each of the employees of Harveys entitled to receive Change of Control Benefits as a result of the stock purchase agreed to such waiver.

On May 21, 2001, Colony HCR Voteco, LLC, the record holder as of such date of 67,284 shares of Harveys Class A Common Stock, representing as of such date approximately 98% of the outstanding Class A Common Stock and voting power of Harveys, delivered to Harveys its written consent approving the payment of the Change of Control Benefits. That approval became effective June 13, 2001, and no additional approval by Harveys' stockholders will be required with respect to the payment of the Change of Control Benefits.

Item 5.	Other Information.
Not Applicable
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits See attached Exhibit Index
(b) Reports on Form 8-K

On April 25, 2001, Harveys filed a Current Report of Form 8-K, under Item 5.—Other Events, disclosing that on April 24, 2001, Harveys, Harrah's, Colony HCR Voteco, LLC and Colony Investors III, L. P. entered into a stock purchase agreement, pursuant to which Harrah's would acquire by stock purchase all of the Shares of Harveys (including the cancellation of all outstanding options to acquire Shares) for an aggregate of $625 million, inclusive of Harveys existing debt, and subject to certain adjustments, on the terms set forth in the stock purchase agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEYS CASINO RESORTS Registrant
Date: July 13, 2001	By:	/s/ JOHN MCLAUGHLIN John McLaughlin Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of April 24, 2001, by and among Harrah's Entertainment, Inc., Colony HCR Voteco, LLC, Colony Investors III, L. P. and Harveys Casino Resorts(10)
3.1	Amendments to Articles of Incorporation of Harveys Casino Resorts as Surviving Constituent Entity (filed as Exhibit A to Articles of Merger of Harveys Acquisition Corporation into Harveys Casino Resorts). (4) (Articles of Incorporation are incorporated herein by reference to Harveys Acquisition Corporation's Registration Statement on Form 10 (File No. 0-25093), filed November 20, 1998).
3.2	Ninth Amended and Restated Bylaws of the Registrant (6)
4.1	Form of Stock Certificate of the Registrant (5)
4.2	Indenture, dated as of May 15, 1996 (the "Original Indenture"), by and among the Registrant, Harveys Wagon Wheel Casino Limited Liability Company, Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc. and Harveys L. V. Management Company, Inc. and IBJ Schroder Bank & Trust Company as Trustee (including form of Note)(1)
4.3	First Supplemental Indenture, dated as of June 5, 1996, supplementing the Original Indenture(2)
4.4	Second Supplemental Indenture, dated as of May 22, 1997, supplementing the Original Indenture(3)
4.5	Third Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture(5)
4.6	Fourth Supplemental Indenture, dated as of December 24, 1998, among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc. and IBJ Schroder Bank and Trust Company, supplementing the Original Indenture(5)
4.7	Fifth Supplemental Indenture, dated as of October 5, 1999 among the Registrant, Harveys Tahoe Management Company, Inc., Harveys C. C. Management Company, Inc., Harveys Iowa Management Company, Inc., Harveys L. V. Management Company, Inc., HBR Realty Company, Inc., Harveys BR Management Company, Inc. and IBJ Whitehall Bank and Trust Company, supplementing the Original Indenture(8)
4.8	Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts(4)
4.9	Certificate of Amendment, dated as of February 7, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts(7)

4.10	Certificate of Amendment, dated as of October 3, 2000, to the Certificate of Designation of the 13 1/2% Series A Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) and the 13 1/2% Series B Senior Redeemable Convertible Cumulative Preferred Stock ($0.01 par value per share) of Harveys Casino Resorts(9)
10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 16, 2001, by and among Harveys Casino Resorts, a Nevada corporation, Harveys C. C. Management Company, Inc., a Nevada corporation, Harveys Iowa Management Company, Inc., a Nevada corporation, Harveys Tahoe Management Company, Inc., a Nevada corporation, HBR Realty Company, Inc., a Nevada corporation, Harveys BR Management Company, Inc., a Nevada corporation and HCR Services Company, Inc., a Nevada corporation (the "Borrowers"), Wells Fargo Bank, National Association, Credit Lyonnais Los Angeles Branch, Bank One, NA, Bankers Trust Company, Societe Generale, U. S. Bank National Association, First Hawaiian Bank, Greater Bay Corporate Finance, Imperial Bank, West Coast Bank, National City Bank of Indiana and Hibernia National Bank (the "Lenders")(11)

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

(8)
Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed January 22, 2001

(9)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2000

(10)
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 27, 2001

(11)
Filed herewith

QuickLinks

HARVEYS CASINO RESORTS INDEX
PART I—FINANCIAL INFORMATION
HARVEYS CASINO RESORTS CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
HARVEYS CASINO RESORTS CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
HARVEYS CASINO RESORTS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
HARVEYS CASINO RESORTS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX